Form 10-Q
period 1995-09-30
ATCORP INC
filed 1995-11-17
CIK 840016

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1995
                                                    ------------------

                                       OR

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________

Commission file number 33-24649
                      ----------

                                  ATCORP, INC.
                                  ------------
             (Exact name of registrant as specified in its charter)

         NEW JERSEY                                        22-2911209
         ----------                                        ----------
(State or other jurisdiction of                          I.R.S. Employer
incorporation or organization)                          Identification No.)

                 8000 Sagemore Drive, Marlton, New Jersey 08053
                 ----------------------------------------------
                    (Address of principal executive offices)
                                   (zip code)

                                 (609) 983-4000
                                 --------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                                 --------------
                 (Former name, former address and former fiscal
                       year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
   ----   ----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes     No
   ----   ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                          Outstanding as of
                  Class                                  September 30, 1995
                  ------                                 ------------------
Common Stock, par value $5.00 per share                       735,000

                          ATCORP, INC. AND SUBSIDIARIES

                                      INDEX




                                                                         Page
Part I: Financial Information

         Item 1:  Financial Statements:

                  Consolidated Balance Sheets -
                  September 30, 1995 (unaudited) and
                  December 31, 1994                                         3

                  Consolidated Statements of Income -
                  Three and Nine Months Ended September 30, 1995
                  and 1994 (unaudited)                                      4

                  Consolidated Statements of Cash Flows -
                  Nine Months Ended September 30, 1995
                  and 1994 (unaudited)                                      5

                  Notes to Consolidated Financial Statements
                  (unaudited)                                               6

         Item 2:  Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                             8

Part II:  Other Information

         Item 6:  Exhibits and Reports on Form 8-K                         11

         Signatures                                                        12

Part I -- Financial Information

                          ATCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (unaudited, in thousands)

                                     ASSETS

                                                                                  September 30,          December 31,
                                                                                      1995                   1994
                                                                                  -------------          ------------
CASH AND DUE FROM BANKS.........................................................    $  3,707               $  3,861
INTEREST-BEARING DEPOSITS.......................................................         118                     56
FEDERAL FUNDS SOLD..............................................................          --                  5,613
INVESTMENT SECURITIES (market value of $24,572 on
September 30, 1995 and $23,262 on December 31, 1994)............................      24,415                 24,165
INVESTMENT SECURITIES AVAILABLE FOR SALE .......................................      16,563                 10,281
LOANS HELD FOR SALE.............................................................         470                   ----
LOANS Net of unearned discount..................................................      93,689                 71,460
       Less --Allowance for possible loan losses................................      (1,305)                (1,152)
                                                                                    --------               --------
       Net loans  ..............................................................      92,854                 70,308
BANK PREMISES AND EQUIPMENT, net................................................       2,932                  2,224
OTHER REAL ESTATE OWNED.........................................................         275                     51
ACCRUED INTEREST RECEIVABLE.....................................................       1,362                  1,102
OTHER ASSETS      ..............................................................         693                    737
                                                                                    --------               --------
             Total assets.......................................................    $142,919               $118,398
                                                                                   =========               ========

               LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS:
       Demand     ..............................................................     $17,148                $18,264
       Interest-bearing demand..................................................      37,436                 22,838
       Savings    ..............................................................      21,862                 28,391
       Certificates of deposit--$100,000 or more................................       8,405                 10,471
       Other time ..............................................................      46,380                 28,599
                                                                                    --------               --------
             Total deposits.....................................................     131,231                108,563
BORROWED FUNDS..................................................................          --                     --
ACCRUED INTEREST PAYABLE........................................................         530                    246
OTHER LIABILITIES ..............................................................       1,446                    807
                                                                                    --------               --------
             Total Liabilities..................................................     133,207                109,616
                                                                                    --------               --------

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
       Preferred stock, $5 par value per share;
             1,000,000 shares authorized, none issued
             and outstanding....................................................          --                     --
       Common stock, $5 par value per share;
             2,000,000 shares authorized, 743,516 shares issued and
             735,000 outstanding on September 30,1995 and
             December 31, 1994.................................................       3,718                  3,718
ADDITIONAL PAID-IN CAPITAL......................................................       3,510                  3,510
RETAINED EARNINGS ..............................................................       2,451                  1,689
NET UNREALIZED GAIN (LOSS) ON INVESTMENT SECURITIES AVAILABLE FOR SALE .........          78                    (90)
TREASURY STOCK, at cost (8,516 shares)..........................................         (45)                   (45)
                                                                                    --------               --------
       Total shareholders' equity...............................................       9,712                  8,782
                                                                                    --------               --------
         Total liabilities and shareholders' equity.............................    $142,919               $118,398
                                                                                    ========               ========

        The accompanying notes are an integral part of these statements.

                          ATCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)

                                                     Three Months Ended        Nine Months Ended
                                                        September 30,            September 30,
                                                       1995        1994         1995       1994
                                                       ----        ----         ----       ----
INTEREST INCOME:
       Interest and fees on loans ..............     $ 2,151      $ 1,578     $ 5,810     $ 4,565
       Interest on Federal funds sold ..........          13           31         124          47
       Interest on Deposits with other banks ...           7            3          14           6
       Interest on investment securities--
             U.S. Treasury .....................         159          242         542         829
             U.S. Agency Securities ............         283           67         741         134
             Municipal Securities ..............          89           28         221          49
             Other securities ..................          90           78         284         164
                                                     -------      -------     -------     -------
                  Total interest income ........       2,792        2,027       7,736       5,794
INTEREST EXPENSE:
       Interest on deposits ....................       1,283          675       3,397       1,953
       Interest on other borrowed funds ........          24           11          29          15
                                                     -------      -------     -------     -------
             Total interest expense ............       1,307          686       3,426       1,968
       Net interest income .....................       1,485        1,341       4,310       3,826
PROVISION FOR LOAN LOSSES ......................          --           60          60         100
                                                     -------      -------     -------     -------
       Net interest income after provision for
             loan losses .......................       1,485        1,281       4,250       3,726

NONINTEREST OPERATING INCOME:
       Service charges, commissions and fees ...         130          147         337         426
       Securities gains ........................           5           61         116          63
       Gain on sale of mortgage loans ..........          --            2          --          83
       Other ...................................          28           13         142          79
                                                     -------      -------     -------     -------
             Total noninterest operating income          163          223         595         651

NONINTEREST OPERATING EXPENSE:
       Salaries and employee benefits ..........         668          556       1,897       1,659
       Occupancy expense .......................         149          137         398         379
       Furniture and equipment expense .........         100           81         266         239
       Professional fees .......................          54           96         243         268
       F.D.I.C. assessment .....................          (5)          53         109         155
       Other ...................................         307          252         910         720
                                                     -------      -------     -------     -------
             Total noninterest operating expense       1,273        1,175       3,823       3,420
             Income before income taxes ........         375          329       1,022         957

INCOME TAXES ...................................          83          106         261         315
NET INCOME .....................................     $   292      $   223     $   761     $   642
                                                     =======      =======     =======     =======
EARNINGS PER COMMON SHARE BEFORE
   INCOME TAXES ................................     $  0.51      $  0.45     $  1.39     $  1.30
INCOME TAXES ...................................        0.11         0.15        0.35     $  0.43
                                                     -------      -------     -------     -------
EARNINGS PER SHARE .............................     $  0.40      $  0.30     $  1.04     $  0.87
                                                     =======      =======     =======     =======





        The accompanying notes are an integral part of these statements.

                          ATCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                             Nine Months Ended
                                                                                                September 30,
                                                                                            1995           1994
                                                                                           --------      --------
                                                                                                (in thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
       Net income ....................................................................     $    761      $    642
       Adjustments to reconcile net income to net
             cash provided by operating activities
                  Depreciation and amortization ......................................          303           240
                  Provision for loan losses ..........................................          153          (147)
                  Provision for ORE losses ...........................................           --            24
                  Provision for deferred taxes .......................................           90           (22)
                  Decrease in interest receivable ....................................         (260)          (72)
                  Increase (decrease) in other assets ................................           56          (341)
                  Increase (decrease) in accrued expenses
                   and other liabilities .............................................          549          (290)
                  Increase (decrease) in interest payable ............................          284           (26)
                  Gain on sale of premise & equipment ................................           --            (7)
                  Gain on sale of securities available for sale ......................         (116)          (41)
                                                                                           --------      --------
                  Total adjustments ..................................................        1,059          (683)
                                                                                           --------      --------
             Net cash provided by (used in)
              operating activities ...................................................        1,820           (41)
                                                                                           --------      --------

CASH FLOW FROM INVESTING ACTIVITIES:
                  (Increase) decrease in deposits with other banks ...................          (62)           30
                  Purchases of investment securities .................................      (27,461)      (13,062)
                  Proceeds from sales of securities available for sale ...............        2,748         5,664
                  Proceeds from maturities of investments ............................       18,401         3,256
                  Proceeds from sale of premises and equipment .......................            1             7
                  Purchases of premises and equipment ................................         (948)         (391)
                  Increase in other real estate ......................................         (236)       (1,495)
                  (Increase) decrease in loans .......................................      (22,699)          605
                                                                                           --------      --------

             Net cash used in investing activities ...................................      (30,256)       (5,386)
                                                                                           --------      --------

CASH FLOW FROM FINANCING ACTIVITIES:
                  Net increase (decrease) in savings and
                   demand deposit accounts ...........................................        6,953        (1,011)
                  Net increase in time certificates of deposit .......................       15,715         1,125
                  Net increase in federal funds purchased ............................           --         1,350
                                                                                           --------      --------

             Net cash provided by financing activities ...............................       22,668         1,464
                                                                                           --------      --------

NET DECREASE IN CASH AND CASH EQUIVALENTS ............................................       (5,767)       (3,962)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD ....................................        9,474         6,967
                                                                                           --------      --------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD ..........................................     $  3,707      $  3,005
                                                                                           ========      ========


        The accompanying notes are an integral part of these statements.

NOTE A - Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared pursuant to the instructions to Form 10-Q and Rule 10-1 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. All adjustments made to the unaudited financial statements were of a normal recurring nature. Operating results for the three month and nine month periods ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and notes thereto included in the annual report for the year ended December 31, 1994.


NOTE B - Earnings Per Share

         Earnings per share are based upon the average number of shares outstanding and are adjusted retroactively for the stock dividend paid February 24, 1995. The average number of shares outstanding amounted to 735,000 in the three month and nine month periods ended on September 30, 1995 and September 30, 1994, respectively.


NOTE C - Statement No. 115 "Accounting for Certain Investments in Debt and
         Equity Securities"

         SFAS No. 115 requires that securities "available-for-sale" be carried at fair value, with valuation adjustments (after tax) included in a separate component of shareholders' equity. The Corporation adopted SFAS 115 as of January 1, 1994.

         Debt securities acquired as investments that are intended to be "held to maturity" are stated at cost adjusted for amortization of premiums and accretion of discounts using the level yield method. Those securities that are designated as "available for sale" for liquidity purposes are carried at fair market value and the net unrealized gain or loss is reported as a separate component of shareholders equity, net of tax, until realized. Realized securities gains and losses are calculated for each transaction and recorded as they may occur.

         The amortized cost and estimated values of investment securities as of September 30, 1995 are as follows:

                                                  GROSS       GROSS        ESTIMATED
                                      AMORTIZED   UNREALIZED  UNREALIZED   MARKET
HELD TO MATURITY                      COST        GAINS       LOSSES       VALUE
-------------------------------------------------------------------------------------
U.S. Treasury & Agency Securities     $ 9,848     $    62     $   (39)     $ 9,871
Obligations of States & political
         subdivisions ...........       7,208         104          (4)       7,308
Debt securities issued by foreign
         governments ............         250          --          --          250
Corporate debt securities .......       4,599          97         (48)       4,648
Mortgage-backed securities ......       2,510          15         (30)       2,495
-------------------------------------------------------------------------------------
         TOTALS .................     $24,415     $   278     $  (121)     $24,572


The estimated market value of securities available for sale at September 30, 1995 are as follows:

                                                  GROSS       GROSS        ESTIMATED
                                      AMORTIZED   UNREALIZED  UNREALIZED   MARKET
AVAILABLE FOR SALE                    COST        GAINS       LOSSES       VALUE
---------------------------------------------------------------------------------------------
U.S. Treasury & Agency Securities     $14,714     $   150     $   (26)     $14,838
Obligations of States & political
         subdivisions ...........         463        --            (4)         459
Corporate debt securities .......         499        --            (6)         493
Mortgage-backed securities ......         556        --            (8)         548
Equity securities ...............         213          12        --            225
---------------------------------------------------------------------------------------------
         TOTALS .................     $16,445     $   162     $   (44)     $16,563

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following analysis by the management of the Company summarizes the significant changes in the results of operations presented in the consolidated statements of income for the three months and nine months ended September 30, 1995 and 1994, and presents an analysis of the financial condition of the Company at September 30, 1995. The financial statements and accompanying notes included in the Company's December 31, 1994 Annual Report on Form 10-K should be read in conjunction with this analysis.

Results of Operations for the Three Months ended September 30, 1995 and 1994

         Interest income increased $765,000 from $2,027,000 in the third quarter of 1994 to $2,792,000 in the third quarter of 1995 or 38%. This improvement was a result of an increase in interest and fees on loans of $573,000 (36%), a decrease in interest on Federal Funds sold of $18,000 (58%), an increase in interest on deposits with banks of $4,000, a decrease on U.S. Treasury securities of $83,000 (34%), an increase of $216,000 in interest on U.S. Agency Securities, an increase of $61,000 in interest on municipal securities, and an increase in interest on other securities of $12,000 (15%). The Bank has increased its investment in securities available for sale of which the majority has been purchases of SBA loan pools. Securities available for sale has increased approximately $8,000,000 since December 31, 1994. Investment in tax exempt municipal securities has increased approximately $3,000,000 since the end of 1994 which has helped reduce our effective tax rate.

         Interest expense on deposits increased $608,000 (90%) from $675,000 in the third quarter of 1994 to $1,283,000 in the third quarter of 1995. Interest expense on borrowed funds increased $13,000 in the third quarter of 1995 from $11,000 in the third quarter of 1994. The increase in interest on deposits in 1995 relates to the growth in our money manager product which is priced at 350 basis points below the prime lending rate. The money manager account attracted approximately $14,000,000 in new deposits during the first nine months of 1995. In addition, growth in certificates of deposit of approximately $18,000,000 contributed to the higher cost of funds. Net interest income improved $144,000 (11%) from $1,341,000 in the third quarter of 1994 to $1,485,000 in the third quarter of 1995 as a result of the improved spread between interest income and interest expense.

         The provision for loan losses decreased $60,000 from the third quarter of 1994. In 1995, substantial recoveries of loans charged off previously provided sufficient funds to reduce the need of a provision from earnings. In 1994, loans charged off exceeded recoveries and required resumption of a provision. Management continues to review the Bank's loan portfolio and analyze the allowance for possible loan losses on a quarterly basis and believes that the allowance is adequate.

         Noninterest operating income decreased $60,000 or 27% from $223,000 in the third quarter of 1994 to $163,000 in the third quarter of 1995. Of this reduction, $17,000 represented a decrease in service charges, commissions and fees, $2,000 represented a reduction in gains on the sale of mortgage loans, $56,000 represented a decrease in gains on the sale of securities, and $15,000 represented improved other income.

         Noninterest operating expense increased $98,000 from $1,175,000 in the third quarter of 1994 to $1,273,000 in the third quarter of 1995 or 8%. Salaries and benefits increased $112,000 from $556,000 in the third quarter of 1994 to $668,000 in the third quarter of 1995 or 20% which was due to increases in staff for the new Cherry Hill office, expansion of the loan area and normal salary increases for existing personnel which averaged approximately 4% over the past year. Occupancy expense increased $12,000 to $149,000 in the third quarter of 1995 from $137,000 in the third quarter of 1994 due to opening the Cherry Hill office. Furniture & equipment expense increased $19,000 from $81,000 in the third quarter of 1994 to $100,000 in the third quarter of 1995 due largely to increased computer depreciation and maintenance costs. Professional fees decreased $42,000 from $96,000 in the third quarter of 1994 to $54,000 in the third quarter of 1995 reflecting a reduction in legal expense for the collection of problem loans. The F.D.I.C. assessment decreased $58,000 between the third quarter of 1994 and the third quarter of 1995 as a result of a reduction in premium and rebate of premium previously paid. Other operating expense increased $55,000 from $252,000 in the third quarter of 1994 to $307,000 in the third quarter of 1995. The majority of the increase was for marketing and advertising deposit products and the new Cherry Hill office.

         As a result of the improved net interest margin coupled with decreased noninterest operating income and increased noninterest expense, income before income taxes improved by $46,000 or 14% from $329,000 in the third quarter of 1994 to $375,000 in the third quarter of 1995.

         The Company's provision for Federal and State income taxes is approximately 22% in the third quarter of 1995 compared with 33% of income before taxes in the third quarter of 1994 reflecting higher average balances in tax exempt securities and permanent timing differences.

         Net income for the third quarter of 1995 was $292,000 compared with $223,000 for the third quarter of 1994. Expressed on a per share basis, the Company earned $.40 per share in the third quarter of 1995 compared with earnings of $.30 per share in the third quarter of 1994.

Results of Operations for the first nine months ended September 30, 1995 and 1994.

Interest income increased $1,942,000 from $5,794,000 in the first nine months of 1994 to $7,736,000 in the first nine months of 1995 or 34%. Increases were experienced in all categories except for interest on U. S. Treasury securities as funds were invested in higher yielding loans and investments. Loans also increased approximately $22,500,000 in the first nine months of 1995 while investments increased $6,500,000 during the same time period.

Interest expense increased $1,458,000 from $1,968,000 in the first nine months of 1994 to $3,426,000 in the first nine months of 1995 or 74%. The increase was due to growth in interest bearing deposits and slightly higher interest rates.

As a result of the increases in interest income and expense, net interest income improved $484,000 from $3,826,000 in the first nine months of 1994 to $4,310,000 in the first nine months of 1994 or 13%. After the decrease of $40,000 in the provision for loan losses from $100,000 in the first nine months of 1994 to $60,000 in the first nine months of 1995, net interest margin improved $524,000 or 14%.

Noninterest income decreased $56,000 from $651,000 in the first nine months of 1994 to $595,000 in the first nine months of 1995 or 9%. Decreases of $83,000 from the gain on sale of mortgage originations and $89,000 in service charges were partially offset by increases in gains on the sale of securities of $53,000 and $63,000 in other income to provide this result.

Noninterest expense increased $403,000 from $3,420,000 in the first nine months of 1994 to $3,823,000 in the first nine months of 1994. Salaries and benefits increased $238,000 or 14% as a result of staff additions and normal pay increases. Occupancy expense increased $19,000 or 5% as a result of higher utilities costs and expenses of opening the new Cherry Hill Office. Furniture and equipment expense increased $27,000 or 11% due to increased computer depreciation and maintenance. Professional fees decreased $25,000 or 9% as a result of a reduction in loan foreclosures and collection problems. In addition, F.D.I.C. assessment decreased $46,000 as a result of a reduction in premium rate and a rebate. In addition other operating expense increased $190,000.

Income before income taxes increased $65,000 from $957,000 in the first nine months of 1994 to $1,022,000 in the first nine months of 1995 or 7%. Income taxes decreased $54,000 or 17% as a result of higher tax exempt income. This resulted in a net increase in net income of $119,000 for the first nine months of 1995.

Earnings per share of $1.04 for the first nine months of 1995 compares favorably with earnings of $0.87 per share in 1994.

FINANCIAL CONDITION

         Management believes that the financial condition of the Company has improved over the past year. Net interest income has improved. However, competition for both loans and deposits have caused the spread to narrow. Dependence on rate related liabilities has become the norm in the banking business. Banks have had to provide more efficient methods to deliver services and calling programs have required increased emphasis on acquiring core deposits. The Cherry Hill office has provided the Bank with a new source of deposits of all types of approximately $15,000,000 since the beginning of July. However, the interest rates paid for these funds were higher than those paid a year ago. This coupled with lower loan and investment rates has caused compression in interest margin. This has caused us to focus on ways to improve fee income and control operating expense despite cost increasing as we open new offices.

         Asset quality improved slightly since the end of 1994 with classified loans at 2.07% of total loans at the end of the third quarter compared with 3.50% at December 31, 1994.

         The allowance for possible loan losses increased $153,000 from $1,152,000 at December 31, 1994 to $1,305,000 at September 30, 1995 after a provision of $60,000, recoveries of $130,000 and losses of $37,000 for the first nine months. The allowance for loan losses was 1.4% of gross loans at September 30, 1995 compared with 1.6% of gross loans at December 31, 1994. While this is consistent with the Bank's peers it also reflects a large group of new loans that are guaranteed by the Small Business Administration.

         Capital adequacy continued strong as a result of earnings and conservative growth in total assets. Based upon the risk based capital requirements of risk based capital of 8.00%, Tier I capital of 4.00% and leverage ratio of 5.00%, the Bank was in excess of all of these minimum requirements. At September 30, 1995 the Bank had total risk based capital ratio of 11.16%, Tier I capital of 9.91% and a leverage ratio of 6.51%. With these ratios, the Bank is considered well capitalized.

Part II--Other Information

         Item 6.  Exhibits and Reports of Form 8-K

                  a.  Exhibits--None

                  b.  Reports on Form 8-K

                      There were no reports filed on Form 8-K for the three months ended September 30, 1995.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ATCORP, INC.
                                  ------------
                                  (Registrant)





November 10, 1995                     (s)  Marc L. Reitzes
---------------------------           ----------------------------------
Date                                  Marc L. Reitzes
                                      Chairman & Chief Executive Officer





November 10, 1995                     (s)  Stewart A. Collins
---------------------------           ---------------------------------
Date                                  Stewart A. Collins
                                      Senior Vice President, Secretary/
                                      Treasurer (Principal Accounting
                                      Officer)