Form 10-K405
period 1995-12-31
ATCORP INC
filed 1996-03-29
CIK 840016

================================================================================
                                   FORM 10 - K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from __________________ to _______________________.

Commission file number 33-24649

                                  ATCORP, INC.

             (Exact name of registrant as specified in its charter)

               New Jersey                                22-2911209
     (State or other jurisdiction of          (IRS Employer Identification No.)
     incorporation of organization)

  8000 Sagemore Dr, Marlton, New Jersey                     08053
(Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code. (609) 983-4000

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No_____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation SK is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendments to this Form 10K. [X]

         The aggregate market value of the Common Stock, par value $5.00, of the Registrant held by non-affiliates of the Registrant on March 27, 1996 was $2,914,975.

         Solely for the purpose of the determination set forth above of the market value of the Common Stock held by non-affiliates, the Registrant has assumed that all of its directors, executive officers, and beneficial owners of 5% or more of its outstanding Common Stock are affiliates.

         As of March 27, 1996, there were outstanding 780,266 shares of the Registrant's Common Stock of which 8,516 were Treasury Stock.

Documents Incorporated by Reference: None
================================================================================


                                      INDEX

                                                                                                      Page No.

                      Part I
Item 1                Business.........................................................................1
Item 2                Properties.......................................................................2
Item 3                Legal Proceedings................................................................3
Item 4                Submission of Matters to a Vote of Security Holders..............................3
Special Item          Executive Officers of the Registrant.............................................4

                      Part II

Item 5                Market of the Registrant's Common Equity and Related
                           Stockholder Matters.........................................................5

Item 6                Selected Financial Data..........................................................7
Item 7                Management's Discussion and Analysis of Financial
                           Condition and Results of Operations.........................................8

Item 8                Financial Statements and Supplementary Data.....................................20
Item 9                Changes in and disagreements with Accountants on
                           Accounting and Financial Disclosures.......................................42

                      Part III

Item 10               Directors and Executive Officers of the Registrant..............................43
Item 11               Executive Compensation..........................................................44
Item 12               Security Ownership of Certain Beneficial Owners and
                           Management.................................................................46

Item 13               Certain Relationships and Related Transactions..................................47

                      Part IV

Item 14               Exhibits, Financial Statement Schedules and Reports
                           on Form 8-K................................................................48


                                     PART I

Item 1. Business

         ATCORP, INC. (the "Company"), a New Jersey business corporation, is a bank holding company whose sole subsidiary is Equity National Bank, a national banking association formerly named Atco National Bank (the "Bank"). The Company was organized at the direction of the Board of Directors of the Bank in August 1988 to acquire all of the capital stock of the Bank pursuant to a Plan of Reorganization adopted by the Board of Directors of the Bank and subsequently approved on December 14, 1988 by the shareholders of the Bank. Under the terms of the Plan of Reorganization, each outstanding share of common stock and preferred stock of the Bank was converted into shares of the Common Stock of the Company, and the Bank became a wholly-owned subsidiary of the Company, all effective as of December 31, 1988.

         The Company acts as a holding company and does not directly engage in any substantial business activities. The Company expects to function primarily as a holder of all of the Bank's capital stock. As a bank holding company subject to the jurisdiction of the Federal Reserve Board, the Company has the legal capacity to acquire or form additional subsidiaries, including other banks and companies engaged in nonbanking activities which the Federal Reserve Board has found to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Holding companies may also directly engage in such related nonbanking activities. The types of nonbanking activities which are currently permissible are subject to change by the Federal Reserve Board. Although the Company has no present plans to engage in such activities, it may choose to do so in the future. At March 27, 1996, the company had 324 shareholders.

History and Business of the Bank

         The Bank, established in 1925, is a national banking association under the supervision of the Comptroller of the Currency (the "Comptroller"). The Bank's headquarters is located at 2155 Atco Avenue, Atco, New Jersey 08004.

         The Bank engages in a full-service commercial banking business, including accepting time and demand deposits, making secured and unsecured commercial and consumer loans, financing commercial transactions, and making construction and mortgage loans. Its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") to the extent provided by law.

         In addition to its main office and operations center, the Bank has three full-service branch offices. One is located in Atco, New Jersey, the second branch office is located in Evesham Township, New Jersey and the third is located in Cherry Hill, New Jersey.

         The Bank has an additional office under construction in Moorestown, New Jersey. This office is expected to open in the late summer of 1996. Additional sites are being explored for more branch offices.

         The Bank has one subsidiary, AT Corp., a Delaware corporation, which is a passive investment company whose sole activity is to manage the majority of the Bank's investments.

         At December 31, 1995 the Bank had 66 full-time and 20 part-time employees. The Company presently has no employees.

Competition

         The Bank's principal market is in the lower part and northern part of Camden County, a portion of southern Burlington County and northern Atlantic County, New Jersey. In this area the Bank competes primarily with other banks, savings and loan associations, mutual savings banks and credit unions, as well as brokerage firms and insurance companies. The Bank also competes with mortgage bankers, finance companies and leasing companies in certain aspects of its lending business. Many of its competitors have significantly greater financial resources than the Bank and larger branch networks. Some of these competitors also have advantages as a result of the different regulations under which they operate and other factors, including size and convenience of location.

         The business of the Bank is not dependent upon any single customer and the loss of any single or any few customers would not have a material adverse impact upon the Bank.

Monetary Policy and Regulatory Issues

         The earnings of the Bank are affected by the policies of regulatory authorities, including the Comptroller the Federal Reserve Board and the FDIC. An important function of the Federal Reserve System is to regulate the money supply and interest rates. Among the instruments used to implement those objectives are open market operations in United States government securities, changes in reserve requirements against member bank deposits, and limitations on interest rates that member banks may pay on time and savings deposits. These instruments are used in varying combinations to influence overall growth and distribution of bank loans, investments, and deposits, and their use may also affect rates charged on loans or paid for deposits.

         The Bank is a member of the Federal Reserve System and, therefore, the policies and regulations of the Federal Reserve Board have had and will continue to have a significant effect on its deposits, loans, and investment growth, as well as the rate of interest earned and paid, and are expected to affect the Bank's operations in the future. The effect of such policies and regulations upon the future business and earnings of the Bank cannot be predicted. The Federal Reserve System also regulates the activities of the Company.

         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires prompt corrective action against undercapitalized institutions and has established five capital categories. These are well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Well capitalized institutions significantly exceed the required minimum level for each capital measure (currently, risk-based and leverage). Adequately capitalized includes depository institutions that meet the required minimum level for each capital measure. Undercapitalized represents depository institutions that fail to meet the required minimum level for any relevant capital measure. Significantly undercapitalized describes depository institutions that are significantly below the capital minimum requirements. Currently the Bank and the Company are considered well capitalized.

Item 2.  Properties

         The Company does not own any real property. The Bank owns the following properties which are used by the Bank in its day-to-day operations:

         Main Office: 2155 Atco Avenue, Atco, Waterford Township, Camden County, New Jersey

         Branch Office: 249 White Horse Pike, Atco, Waterford Township, Camden County, New Jersey.

         Operations Center: 368 White Horse Pike, Atco, Waterford Township, Camden County, New Jersey

         All of the properties owned by the Bank are free and clear of encumbrances.

         The main office and branch offices of the Bank are used only for the purpose of banking offices. Approximately half of the operations center houses the Bank's data processing center, customer records and records retention personnel. The remaining half is leased to businesses who have no connection with the Bank except as customers.

         The Bank may hold title to properties as a result of foreclosure actions to collect past due loans.

         The Bank leases space in Marlton, Evesham Township, Burlington County, New Jersey, at Route 73 and Marlton Parkway, in the Sagemore Complex. This location serves as an additional branch office of the Bank and the Executive Offices of the Company. The Cherry Hill office at 901 N. Kings Highway is leased and the office under construction in Moorestown, New Jersey is under a lease agreement.
                                       2

Item 3.  Legal Proceedings

         In September 1991, the Comptroller completed an examination of the Bank. As a result of the examination, the Comptroller advised the Board of Directors of the Bank of its concerns regarding the overall condition of the Bank and requested that the Board of Directors of the Bank agree to develop and institute certain remedial programs to respond to the Comptroller's concerns. To memorialize the agreement, the Bank entered into a commitment letter in which the Board agreed, among other things, to take steps to develop a strategic plan, review management and staffing, improve loan administration and develop a capital plan. Management has responded to all of the Comptroller's concerns, and in their opinion, have met all mandates of the commitment letter. Effective February 23, 1994, the Comptroller concluded the Bank had achieved substantial compliance with the commitment letter. As a result, the Comptroller removed the Bank from its special supervision program and terminated the commitment letter.

         Gerald Pliner was a member of the Bank's Board of Directors from 1977 to June 1987, and is the direct owner of approximately 2.3% of the outstanding Common Stock. His two sisters collectively own approximately 2.1% of the outstanding Common Stock. A pension trust in which Mr. Pliner and his two sisters are beneficiaries owns approximately 21.2% of the outstanding Common Stock. Mr. Pliner disclaims beneficial ownership of the shares owned by his sisters, and the shares owned by such pension trust not attributable to his account. See "Item 12 Security Ownership of Certain Beneficial Owners and Management".

         As a result of Mr. Pliner's having entered into a plea agreement with the United States Attorney's Office for the District of New Jersey, relating to certain alleged occurrences between 1980 and 1982 involving Mr. Pliner's activities in his capacity as a Director of the Bank, on December 27, 1987, the Comptroller issued an order of removal, prohibiting Mr. Pliner from participating in any manner in the conduct of the affairs of the Bank. This prohibition remains in effect as of March 27, 1996, and includes barring Mr. Pliner from voting his shares in the Company without the prior written approval of the appropriate regulatory agency.

         The nature of the Bank's business generates a certain amount of litigation involving matters arising in the ordinary course of business. At the present time no material proceedings are pending, or are known to be threatened or contemplated against the Bank by government authorities. There is no litigation or material proceedings by government authorities or others pending, or known to be threatened or contemplated, against the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Option Plan

         In 1990, stockholders approved the 1990 incentive stock plan. The Option Plan authorizes the grant of incentive stock options to key employees of the Company and its subsidiaries, which includes the Bank (the "Option Plan"). The Option Plan authorizes the Board of Directors, or a committee of the Board of Directors, to administer the Option Plan and to grant incentive stock options from time to time that qualify as incentive stock options under Section 422A of the Code ("Incentive Stock Options") to key employees of the Company and its subsidiaries. At March 27, 1996 there were approximately eleven key employees of the Company and the Bank. Incentive Stock Options will be granted based upon services, present and potential contributions to the Company's and the Bank's success, and such other factors as the Board may deem relevant. A total of 50,000 shares of the Company's Common Stock may be issued pursuant to options granted under the Option Plan, subject to "anti dilution" adjustments in the event of any changes in the Company's capitalization.

         All Incentive Stock Options lapse upon the expiration of the option term specified at the time of grant, which term may not exceed ten years from the date of grant (or five years in the case of an optionee who on the date of grant owns 10% or more of the voting stock of the Company); provided that an employee's options may lapse earlier if his employment with the company is terminated. The option price for an Incentive Stock Option must be at least 110% of the fair market value of the shares subject to option at the time the option is granted; provided, however, with the exception of Common Stock reacquired by the Company, the option price shall not be less then the greater of 110% or the fair market value of the shares at the time the option is granted or the per share book value of the Company for the calendar quarter preceding the date on which the Incentive Stock Option is granted. The aggregate fair market value (determined at the time an Incentive Stock Option is granted) of shares with respect to which Incentive Stock Options under the Plan are exercisable for the first time by an optionee during any calendar year (under all incentive stock options plans of the Company and any parent and subsidiary corporations) shall not exceed $100,000.

         As part of the Option Plan, and each Incentive Stock Option agreement to be issued under the Option Plan, each optionee would agree not to vote the Options Shares until the effective date of the first to occur of any of the following events:

           (i)  a merger or consolidation of the Company,

          (ii) the sale, lease or other disposition of all or substantially all of the assets of the Company, whether in a single transaction or a series of transactions,

         (iii) the elimination of preemptive rights with respect to the Company's Common Stock,

          (iv) a Public Offering, as that term is defined in the section of this Form 10K captioned "Second Restated Certificate of Incorporation"; provided, however, that for the purpose of the Option Plan, the effective date of a Public Offering will be the date of Closing of such Public Offering:

provided, further, that such event shall have been approved by the affirmative vote of the holders of at least sixty-six and two-thirds percent (66-2/3%) of the then outstanding shares of each class of the capital stock of the Company entitled to vote (except as otherwise provided by law or the Company's Certificate of Incorporation, as amended), exclusive of the Option Shares; and provided, further, that the Company will use its best efforts to conduct a Public Offering prior to the expiration of ten years from the date of the adoption of the Plan.

         In addition, upon the effective date of the Public Offering, the preemptive rights of the then shareholders of the Company with respect to the aggregate number of Option Shares would become exercisable. In order to effect such preemptive rights, each optionee would grant to each shareholder, under such optionee's Incentive Stock Option agreement, a call option ("Call Option"), exercisable for a period of 30 days commencing on the effective day of the Public Offering, to acquire such number of Option Shares that when added to the number of other shares of the Company's Common Stock offered in the Public Offering which would be acquired by shareholder, would enable such shareholder to maintain his same percentage ownership of the Company as on the date prior to the effective date of the Public Offering. The Call Options would be exercisable at the Public Offering per share price. The Call Options, which, in effect, would constitute a public offering by the optionees of the Option Shares, would be registered with the Securities and Exchange Commission at the same time as the Public Offering.

         The Company will use its best efforts to cause the Public Offering to become effective within ten years after the issuance of the Option Shares. In the event that such Public Offering does not take place, the Company may, at its option, at the time during a period of 120 days prior to the tenth anniversary of the date of issuance of the Option Shares, repurchase the Option Shares from the holders thereof at a price equal to the then current fair market value of the Option Shares. If the Company determines to repurchase the Option Shares, the holders thereof must sell them to the Company.

         As of this date, no Incentive Stock Options have been granted under the Option Plan.

Special Item: Executive Officers of the Registrant

Executive Officers

         The executive officers of the Company are as follows:


                 Name                    Age                                Position

         Marc L. Reitzes                56           Chairman and Chief Executive Officer of the Company and of
                                                     the Bank

         Michael M. Quick               48           President and Chief Operating Officer of the Company and of
                                                     the Bank. In addition, Chief Credit Administrator of the
                                                     Bank.

         Stewart A. Collins             56           Senior Vice President, Secretary and Treasurer of the
                                                     Company; Senior Vice President and Cashier of the Bank
         Bonnie J. DeLorenzo            49           Vice  President, Comptroller and Assistant Secretary of the
                                                     Company and the Bank

         Marc L. Reitzes has been the President, Chief Executive Officer and a Director of the Bank since 1983. In 1995 the Boards of the Bank and of the Company appointed him Chairman. He currently serves as a Director of the Company. At present, he has no other material banking or business affiliations.

         Michael M. Quick has been employed by the Bank since September 1991. In 1995 the Boards of the Bank and the Company appointed him President and Chief Operating Officer. Between 1986 and 1991 he was employed as Chief Executive Officer of a construction company. Prior to that he was an executive with Midlantic Bank South. His last position with that company was Senior Real Estate Lender. At present, he has no other material banking or business affiliations.

         Stewart A. Collins has been Senior Vice President, Cashier and a Director of the Bank since 1983. He also currently serves as a Director of the Company. At present he has no other material banking or business affiliations. Stewart Collins and Bonnie DeLorenzo are husband and wife.

         Bonnie J. DeLorenzo has been employed by the Bank since 1964, and has held the position of Assistant Vice President since 1985 and Comptroller since 1986 and Assistant Vice President and Comptroller of the Company since 1988. In 1990 she was appointed Vice President and Comptroller of the Company and the Bank. At present, she has no other material banking or business affiliations.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters.

         There is no established trading market for the Common Stock. Transactions in the Company stock have occurred infrequently in the over-the-counter market. The following is a table showing quotations for each of the quarters in 1995:


         QUARTER            HIGH BID        LOW BID          HIGH OFFER       LOW OFFER
         First             $10.00           $  8.00           $10.375           $  8.50
         Second            $ 9.00           $  8.375          $  9.375          $  9.375
         Third             $11.75           $10.25            $12.375           $10.750
         Fourth            $12.00           $11.75              NONE             NONE

         A stock dividend of 5 shares for each 100 shares held was paid on July 22, 1993 to shareholders of record on June 30, 1993. Cash was paid to the shareholders in lieu of the issuance of fractional shares. The total cash compensation which was paid to shareholders in lieu of the issuance of fractional shares was $1,078.00. The fractions totaled 154 shares and were purchased by Walter Crossley, a Director of the Company, at a price of $7.00 per share.

         A stock dividend of 8.14 shares for each 100 shares held was paid on February 18, 1994 to shareholders of record on January 19, 1994. Cash was paid to shareholders in lieu of the issuance of fractional shares. The total cash compensation paid to shareholders in lieu of the issuance of fractional shares was $1,900.50. The fractions totaled 181 shares and were purchased by Frank Bartolone, a Director of the Company, at a price of $10.50 per share.

         A stock dividend of 5 shares for each 100 shares held was paid on February 24, 1995 to shareholders of record on January 25, 1995. Cash was paid to shareholders in lieu of the issuance of fractional shares. The total cash compensation paid to shareholders was $2,171.00. The fractions totaled 167 shares of which 84 were purchased by Frank Bartolone and 83 were purchased by Walter Crossley at $13.00 per share. Both are Directors of the Company.

         A stock dividend of 5 shares for each 100 shares held was paid on February 26, 1996 to shareholders of record on February 16, 1996. Cash was paid to shareholders in lieu of the issuance of fractional shares. The total cash compensation paid to shareholders was $1,937.00. The fractions totaled 149 shares which were purchased at $13.00 per share by Frank Bartolone, a Director of the Company.

         As of December 31, 1995, there were approximately 324 holders of record of the Company Common Stock with 771,750 shares outstanding, after adjustment for the above mentioned stock dividends.

         The Company has not paid a cash dividend on its Common Stock, which has been outstanding since January 1, 1989. Prior to the reorganization, the Bank had not paid any dividends on its Common Stock since 1982. The Company has paid stock dividends on five occasions since its formation. The Board of Directors of the Company intends to continue paying stock dividends based upon adequate earnings. However, there can be no assurance as to future dividends in cash or in stock.

         The primary source of Company income will be the payment of dividends by the Bank to the Company. The payment of dividends by the Bank is subject to restrictions imposed by the National Bank Act, 12 U.S.C. ss.60. The dividend limitation generally restricts dividend payments to a bank's retained net income in the current and preceding two (2) calendar years. At December 31, 1994, the Bank was prohibited from declaring or paying dividends in excess of $892,000. On June 28, 1995 the Board of the Bank declared a stock dividend payable to the parent, Atcorp, Inc. in the amount of $875,000. The difference of $17,000 when added to the Bank's earnings for 1995 of $1,077,000 provides a new dividend limitation of $1,094,000 at December 31, 1995.

   Item 6. SELECTED FINANCIAL DATA
   (Dollars in thousands, except per share
   amounts)

                                                                           Year Ended December 31,
                                                              1991        1992          1993          1994          1995
                                                      -------------------------------------------------------------------
  SUMMARY OF OPERATIONS:
    Interest income                                         $8,999      $7,331        $7,241        $7,969       $10,753
    Interest expense                                         4,676       2,865         2,452         2,766         4,844
                                                      -------------------------------------------------------------------
       Net interest income                                   4,323       4,466         4,789         5,203         5,909
     Provision for possible loan losses                        660         216            75           160           115
                                                      -------------------------------------------------------------------
       Net interest income after provision                   3,663       4,250         4,714         5,043         5,794
    Other income                                               368         480           910           828           809
    Other expenses                                           3,981       4,262         4,272         4,626         5,189
                                                      -------------------------------------------------------------------
       Income before income tax
         provision and accounting change                        50         468         1,352         1,245         1,414
    Income tax provision                                         7         141           449           388           360
                                                      -------------------------------------------------------------------
       Income before accounting change                          43         327           903           857         1,054
    Cumulative effect of accounting change                       0           0           100             0             0
                                                      -------------------------------------------------------------------
       Net income                                              $43        $327        $1,003          $857        $1,054
                                                      -------------------------------------------------------------------
  EARNINGS PER COMMON SHARE  (1)
    Income before accounting change                          $0.06       $0.42         $1.17         $1.11         $1.37
    Cumulative effect of accounting change                    0.00        0.00          0.13          0.00          0.00
                                                      -------------------------------------------------------------------
       Earnings per common share                             $0.06       $0.42         $1.30         $1.11         $1.37
                                                      -------------------------------------------------------------------

  BALANCE SHEET DATA:
   (End of period)
     Net loans                                             $65,398     $57,457       $63,856       $70,308       $94,846
     Total assets                                          $90,812     $90,732      $105,054      $118,398      $157,775
     Deposits                                              $82,201     $82,917       $96,112      $108,563      $145,294
     Shareholders' equity                                   $6,685      $7,012        $8,015        $8,782       $10,468

  PERFORMANCE MEASURES:
    Return on average assets                                 0.05%       0.37%         1.06%         0.80%         0.78%
    Return on average equity                                 0.64%       4.80%        13.45%        10.50%        11.64%
    Average equity to average assets                         7.04%       7.73%         7.90%         7.66%         6.71%
    Dividend payout ratio                                    0.00%       0.00%        76.67%        53.10%        45.35%

----------

(1) Earnings per share has been retroactively adjusted to reflect the change in the number of shares outstanding as a result of the stock dividend paid February 26, 1996, effective December 31, 1995. See Note 1 of the financial statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following analysis by the management of the Company summarizes the significant changes in the results of operations presented in the consolidated statements of income for the years ended December 31, 1995, 1994 and 1993, and presents an analysis of the financial condition of the Company at December 31, 1995. The statistical and related information presented on the various tables as well as the financial statements and accompanying notes should be read in conjunction with this analysis.

Results of Operations for the Three Years Ended December 31, 1995

         The Company derives the majority of its revenues from its banking subsidiary Equity National Bank ("Bank") and from the Bank's subsidiary AT Corp, a Delaware corporation, which maintains a large portion of the Bank's investment portfolio. The Bank concentrates on traditional banking functions of deposit gathering and lending to businesses and individuals within the community. In addition, it provides various fee generating services such as mortgage origination and construction lending as well as traditional service charges and fees for retail services including deposit accounts and safe deposit rentals.

         The loan portfolio increased from $71,460,000 at December 31, 1994, by $26,136,000 to $97,596,000 at December 31, 1995. As shown in Table 7 the increases in 1995 were $9,528,000 in commercial loans, $3,254,000 in real estate construction and $4,351,000 in consumer loans. In addition increases of $7,536,000 in real estate mortgage and $1,467,000 in loans held for sale were experienced after decreases in 1994.

         Interest and fees on loans increased $1,886,000 (30%) to $8,094,000 in 1995 from $6,208,000 in 1994 which had increased $362,000 (6%) from $5,846,000 in 1993. As shown in Table 3, "Rate-Volume Analysis" the increase in 1995 was due to increases in volume in lending and increases in interest rates. Table 1 shows the composition of earning assets and indicates that the average yield on loans increased to 9.67% in 1995 from 9.22% in 1994, an increase of 45 basis points which reflects the generally higher interest rate environment in which the Bank operated during the majority of 1995 until the Federal Reserve lowered rates in the third and fourth quarters. Interest income of $69,000 was not recognized in 1995 and $102,000 was not recognized in 1994 due to the nonaccrual status of certain loans.

         Interest on Federal Funds sold increased $51,000 (44%) to $167,000 in 1995 from $116,000 in 1994 and decreased $17,000 (13%) in 1994 from $133,000 in
1993. Table 3 shows the increase in 1995 was due to the combined effect of increases in income of $18,000 due to volume and an increase in income of $33,000 due to an increase in interest rates. Table 1 shows that the average yield on these funds increased by 1.22% from 4.66% in 1994 to 5.88% in 1995.

         Interest on investment securities-taxable increased $613,000 (40%) to $2,163,000 in 1995 from $1,550,000 in 1994 and increased $299,000 (24%) in 1994 from $1,251,000 in 1993. As indicated on Table 3, the increase in income was due to an increase in volume of $370,000 and an increase in yield or rates of $243,000. The average yield on taxable investments increased by 0.82% from 5.69% in 1994 to 6.51% in 1995, as shown on Table 1. An analysis of the portfolio is shown on Table 5 "Analysis of Investment Securities" and the maturity distribution of the Company's investments is shown on Table 6 "Maturity Distribution of Investment Portfolio at December 31, 1995". The Company's policy is to concentrate investment maturities in the one to ten year range. As shown on Table 6, 75% of the portfolio matures within ten years within which 13% of the portfolio matures during one year and 35% matures in the one to five year category. Many of the securities in the 5-10 year range have average life expectancy of less than five years due to their cash flow characteristics. Management continues to invest in securities which are guaranteed by the U.S. Government or its agencies or securities which are investment grade.

         Interest on tax-exempt securities increased to $307,000 in 1995 from $88,000 in 1994 and average balances increased from $2,334,000 to $6,306,000. In addition the yield on these investments improved 1.1% from 3.77% to 4.87%. The majority of these securities are issued by municipalities in New Jersey.

         Interest expense on deposits increased $2,067,000 (75%) to $4,814,000 in 1995 from $2,747,000 in 1994 and increased $310,000 (13%) in 1994 from
$2,437,000 in 1993. The increase in 1995 was due to the combined effect of increases in volume of $1,356,000 and increases in interest rates of $711,000, as indicated on Table 3. The average rate paid on deposits and borrowed funds increased 1.09% from 3.41% in 1994 to 4.50% in 1995, as shown on Table 1 which details each deposit category. This increase reflects the generally higher interest rate environment in which the Bank operated during the majority of 1995 until rates started to ease in the fall.

         The Bank experienced an increase in average interest bearing liabilities, during 1995, of $26,443,000 from $81,226,000 in 1994 to
$107,669,000 in 1995.

         As a result of the changing deposit mix and higher interest rates, interest income before the provision for loan losses increased $706,000 (14%) to $5,909,000 in 1995 from $5,203,000 in 1994 and increased $414,000 (9%) in 1994 from $4,789,000 in 1993. The increase from volume was partially reduced by the increase in deposit rates as shown in Table 3. The net average interest margin dropped 55 basis points from 5.22% in 1994 to 4.67% in 1995 as shown on Table 1.

         The provision for possible loan losses decreased $45,000 to $115,000 in 1995 from $160,000 in 1994 and increased $85,000 in 1994 from $75,000 in 1993.
The lower provision in 1995 was a result of higher recoveries. Loans charged off during 1995 were $144,000 compared with $308,000 in 1994, a decrease of $164,000. In addition, the Bank received recoveries on loans of $160,000 in 1995 as compared to $65,000 in 1994.

         The balance in the allowance for loan losses increased to $1,283,000 in 1995, representing 1.31% of total loans held for investment, from $1,152,000 in 1994 which represented 1.61% of total loans at December 31, 1994. Management believes, based on its review of the current quality of the loan portfolio and its historical experience, that the allowance for losses is adequate to cover future loan losses. Adequacy of the allowance for losses is reviewed quarterly.

         Noninterest operating income decreased $19,000 (2%) to $809,000 in 1995 from $828,000 in 1994 and decreased $82,000 (9%) in 1994 from $910,000 in 1993.
The decrease in 1995 was due largely to a decrease in service charges of $150,000, gains on the sale of mortgage loans of $85,000 and a decrease in gains on the sale of other real estate owned of $30,000. These decreases were partially offset by an increase in gains on the sale of investment securities available for sale of $81,000 and an increase in other income of $165,000. The increase in other income included proceeds from an insurance settlement arising from a loss on a property held as collateral for a letter of credit and funds received in settlement of guarantees on loans that recovered costs incurred over and above the amounts charged off in previous years.

         Noninterest operating expense increased $563,000 (12%) to $5,189,000 in 1995 from $4,626,000 in 1994 and increased $354,000 (8%) in 1994 from $4,272,000 in 1993. The increase in 1995 was due to increases in salaries and benefits of $365,000 (16%) occupancy costs of $68,000 (14%), furniture and equipment costs of $58,000 (18%) and all other expenses of $215,000 (21%). These increases reflect costs of opening the Cherry Hill office and increased staff in loan and support areas to handle the increased business volume as the Bank increased $39,377,000 or 33% in overall size. Partially offsetting the increased costs were decreases in professional fees of $56,000 (15%), and FDIC assessment of $87,000 (42%). During 1995, the Bank recovered $66,000 and in 1994, $16,000 of legal fees and other expenses related to collection efforts of loans charged-off in years prior to 1993. These recoveries are reflected as reductions of professional fees and other miscellaneous expenses. Professional fees were reduced as litigation for the collection of loans has been reduced. The FDIC assessment was reduced by rebate and reduction of the assessment as the Bank Insurance Fund was restored to regulatory levels.

         Income before taxes increased $169,000 to $1,414,000 in 1995 compared with 1994 income of $1,245,000, and decreased $107,000 in 1994 from $1,352,000 in 1993.

         The Financial Accounting Standard Board issued Statement No.109 "Accounting for Income Taxes" in December 1991 which the Company adopted in 1993. The Statement required either retroactive application or cumulative catch up to reflect the use of the liability method of accounting for income taxes prescribed by SFAS No. 109 versus the deferral method under APB Opinion No. 11. The Company adopted the statement during the first quarter of 1993 and chose not to restate prior periods. The Company determined that the cumulative effect of this change in accounting principle through January 1, 1993 was an increase in the deferred income tax asset of approximately $100,000. This resulted in an increase in earnings of $100,000 as of the beginning of the year ended December 31, 1993.

Liquidity and Rate Sensitivity

         Liquidity involves the Bank's ability to meet both present and future cash needs. The degree of liquidity in the Bank's assets should be sufficient to meet the cash flow requirements of customers requesting credit and depositors withdrawing funds. A bank's liquidity stems from deposit growth, scheduled loan payments, and the bank's ability to raise funds in financial markets such as the Federal Funds Market, the Federal Reserve Discount Window and in the equity markets. In November 1995 the Bank became a stockholder in the Federal Home Loan Bank of New York. This provides the Bank with several additional methods of funding loans and investments at attractive rates. In addition, liquidity comes from the Bank's cash position, short term investments and investment securities available for sale and, of course, current earnings.

         The Bank's liquid assets, consisting of cash, federal funds sold, investments maturing within one year, interest and noninterest bearing balances due from banks (including the Federal Reserve Bank of Philadelphia), decreased to $12,065,000 in 1995 from $15,424,000 in 1994. Liquid assets represented 7.65%
and 13.0% of total assets at December 31, 1995 and 1994, respectively.

         The effect of liabilities on liquidity is much more difficult to quantify. Liquidity is enhanced by a stable core deposit base and the ability of the Bank to renew maturing deposits. The ability to attract deposits and borrow funds depends in large measure on continued interest rate competitiveness, profitability, capitalization and overall financial condition of the Bank. As indicated in Table 13, jumbo certificates of deposit are not a significant source of funds to the Bank as they represent only 5.85% of total deposits compared with 9.65% in 1994.

         Management believes that liquidity is being maintained at adequate levels, particularly in light of the Bank's large amount of core deposits. Additionally, during 1995, the Bank increased its portfolio of securities available for sale to $50,087,000. These securities serve as a potential additional source of liquidity and include securities that management may employ as part of its asset/liability management strategy and may be sold in response to changes in interest rates or other factors.

         The impact of changes in interest rates on net interest income depends on the magnitude of the movement in rates, the relative volumes of the Bank's assets and liabilities that reprice within a given period of time and the relationships among rates. The interest sensitivity portion of asset/liability management provides for managing the extent to which maturing rate sensitive assets and maturing rate sensitive liabilities are matched. If maturing rate sensitive assets exceed maturing rate sensitive liabilities, the financial institution is said to be asset sensitive or have a positive gap. In this case, interest rate changes will be reflected more rapidly in asset yields than in liability rates and, in a period of rising interest rates, net interest income will increase. Conversely, in a declining rate environment, net interest income would decrease. If the financial institution is liability sensitive, it is considered to have a negative gap. In this case, the above described interest rate movement would have the opposite impact.

         Table 4 presents the Bank's interest rate sensitivity position at December 31, 1995. The Bank has a negative gap in the immediately adjustable, one to 90 days, 91 to 180 days and 180 days to one year categories and positive gaps in the remaining time periods. The cumulative gap for the one to five year period is a negative $27,261,000 at December 31, 1995 which compares with a negative cumulative gap of $2,076,000 at December 31, 1994. Management regularly monitors the maturity structure of the Bank's assets and liabilities in order to measure its level of interest rate risk and plan for future volatility.

         Management will continue to emphasize the maintenance of adequate liquidity levels utilizing a balanced relationship between earning assets and interest paying liabilities reflecting maturity and rate sensitivity. The Bank will offer, from time to time, competitive deposit instruments to aid in the matching of rates and terms with asset maturities and rates.

Capital

         During 1989, the Federal Reserve Board, which regulates the Company, and the Office of the Comptroller of the Currency, which regulates the Bank's activities, adopted and issued new capital guidelines. The adoption of these guidelines, in conjunction with the Basel Capital Accord places United States financial institutions on the same guidelines as those of financial institutions throughout the rest of the world.

         The guidelines attempt to more closely measure capital adequacy by taking into consideration the differences in risk associated with types of assets as well as exposure to off-balance sheet commitments. The guidelines were phased in through December 31, 1992 and call for a minimum Tier I capital percentage of 4.0% of risk based assets and a total capital minimum standard of 8.0% of risk based assets. Tier I capital includes common stockholders' equity, non-cumulative preferred stock and minority interests less goodwill. Total capital includes Tier I capital plus cumulative preferred stock, hybrid debt-capital securities, qualified subordinated debt and the allowance for loan losses to 1.25% of risk-based assets.

         At December 31, 1995, the Bank's Tier I capital ratio was 10.04% and its total capital to risk-based assets ratio was 11.29%, well within the new capital guidelines. The regulators also established guidelines of a minimum of 4.0% for the leverage ratio which is the ratio of equity capital to total assets. At December 31, 1995 the Bank's leverage ratio was 6.37% and the Corporation's leverage ratio was 7.36%. In addition, guidelines were established by the regulators to define the requirements of being well-capitalized. To be considered well-capitalized the regulators require total capital plus the admissible allowance for loan losses divided by total risk adjusted assets to be in excess of 10%, Tier I capital (stockholders' equity) divided by total adjusted risk based assets of 6% and a leverage ratio of stockholders' equity divided by average total assets in excess of 5%. Currently the Bank and the Corporation are considered well-capitalized.

Loan Quality

         Table 7 presents an analysis of the loan portfolio for 1995 and 1994. At December 31, 1995, about 48% of the portfolio was secured by real estate (primarily first mortgage residential and construction loans); at December 31, 1994, the percentage was 49%. Commercial loans represented 28% of the portfolio in 1995 and 25% in 1994. The balance of the portfolio was in consumer loans, of which $4,538,000 represented home equity lines of credit in 1995 versus about $5,305,000 in 1994. In addition, consumer loans increased approximately $4,351,000 related to automobile loans, fixed rate equity/second mortgage loans, and municipal vehicle lease loans which management emphasized during 1994 and 1995 in order to diversify its portfolio and take advantage of generally better yields for these credits.

         The Bank has continued to decrease the percentage of non-performing assets as shown in Table 9. At December 31, 1995, non-performing assets represented 1.08% of total assets, an increase of 0.03% from the year earlier level of 1.05%. Total non-performing assets were 1.74% of total loans at December 31, 1995 versus 1.73% at December 31, 1994.

         Management believes that it is operating in compliance with sound loan approval policies and considers the quality of its loan portfolio to be satisfactory and the level of non-performing loans to be within the normal range for a bank of its size.

Effects of Inflation/Changing Prices

         Management is aware of the impact of inflation on interest rates and the impact it can have on performance. The ability of the Bank to cope with inflation can only be determined by analysis and monitoring of its asset and liability position, particularly the mix of interest rate sensitive assets and liabilities in order to reduce the effects of inflation on performance. The asset and liability structure of a bank is significantly different from that of industrial corporations in that virtually all assets and liabilities are monetary in nature, meaning that they have been, or will be, converted to a fixed number of dollars regardless of price changes. Monetary items would include cash, loans and deposits. Nonmonetary items are those assets and liabilities that do not gain or lose purchasing power solely as a result of price level changes. Nonmonetary items for the Bank consist primarily of premises and equipment.

         Inflation can have a more direct impact on certain categories of operating expenses such as salaries and wages, employee benefits and supplies. These expenses fluctuate more in line with changes in general price levels and are very closely monitored by management for both the effects on inflation and increases relating to such items as staffing levels, supply usage and occupancy costs.

Accounting Standards Issued But Not Effective

         The Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 122 "Accounting for Mortgage Servicing Rights" in May 1995; No. 123 "Accounting for Stock-Based Compensation" in October 1995. Statement No. 122 which is required to be adopted in 1996 mandates that mortgage banking enterprises recognize as separate assets rights to service mortgage loans for others. The adoption of this statement in 1996 will not have an effect on the financial statements since the Bank does not sell loans and retain servicing rights.

Statement No. 123 is also required to be adopted in 1996 and requires that financial statements include certain disclosures about stock-based employee compensation arrangements. The adoption of this statement in 1996 will not have an effect on the financial statements since the Bank has not used stock-based compensation as a compensation vehicle. In the event that the Bank uses stock-based compensation, the pro forma effect will be disclosed in the footnotes to the financial statements in accordance with the statement.


SUMMARY OF AVERAGE BALANCES,
                                                                         TABLE 1
INCOME /EXPENSE AND AVERAGE RATES

(In thousands except percentages)

                                                                   Year Ended                        Year Ended
                                                                December 31, 1995                  December 31, 1994
                                                     ---------------------------------------------------------------------------
                                                                                Average                           Average
                                                       Average       Income/     Yield/     Average     Income/    Yield/
                                                       Balance       Expense      Rate      Balance     Expense     Rate
                                                     ---------------------------------------------------------------------------
INTEREST EARNING ASSETS
Interest-bearing deposits
    in other banks                                   $    550     $     22         4.00%  $    206      $      7        3.40%
Investments-
  Taxable (1) (2)                                      33,224        2,163         6.51%    27,256         1,550        5.69%
  Nontaxable                                            6,306          307         4.87%     2,334            88        3.77%
Federal Funds                                           2,842          167         5.88%     2,489           116        4.66%
Loans, net (3)                                         83,665        8,094         9.67%    67,315         6,208        9.22%
                                                     ---------------------------------------------------------------------------
                 Total Interest Earning Assets       $126,587     $ 10,753         8.49%  $ 99,600      $  7,969        8.00%

NONINTEREST EARNING ASSETS                              8,361                                6,908

                          Total Assets               $134,948                             $106,508
                                                     --------                             --------

INTEREST-BEARING LIABILITIES

NOW, Super NOW and MMA                                 31,088        1,188         3.82%    20,223           511        2.53%
Savings accounts                                       23,490          769         3.27%    34,612         1,132        3.27%
Time deposits                                          52,591        2,857         5.43%    25,958         1,104        4.25%
Federal funds purchased and
     borrowed funds                                       500           30         6.00%       433            19        4.39%
               Total Interest-bearing Liabilities    $107,669     $  4,844         4.50%  $ 81,226      $  2,766        3.41%
                                                     ---------------------------------------------------------------------------

NONINTEREST-BEARING LIABILITIES                        18,227                               17,120

SHAREHOLDERS' EQUITY                                    9,052                                8,162
                                                     --------                             --------
                     Total Liabilities and
                      Shareholders' Equity           $134,948                             $106,508
                                                     ========                             ========

NET INTEREST INCOME/NET
  INTEREST MARGIN                                    $  5,909                      4.67%                $  5,203        5.22%
                                                     ========                                           ========




(1) The indicated interest and average yields are not presented on a tax-equivalent basis.
(2)  Investments include those held for sale.
(3) Nonaccruing loans have been included in the calculation of average balances.

NET INTEREST INCOME
(In thousands except percentages)

                            1995         % Change        1994        % Change    1993
                         ---------------------------------------------------------------
INTEREST INCOME            $10,753         34.94%         $7,969       10.05%    $7,241
INTEREST EXPENSE             4,844         75.13%          2,766       12.81%     2,452
                         ---------------------------------------------------------------
NET INTEREST INCOME         $5,909         13.57%         $5,203        8.64%    $4,789
                         ===============================================================

RATE-VOLUME ANALYSIS
(In thousands except percentages)

                                         1995 compared to 1994                                   1994 compared to 1993
                                     Increase (decrease) due to:                             Increase (decrease) due to:
                                  VOLUME        RATE           NET             VOLUME              RATE               NET
                                   (1)          (1)                              (1)                (1)
                               --------------------------------------        ----------------------------------------------
Interest bearing deposits
     in other banks                  $ 14          $  1          $15             $ 2             $(  2)                 $0
  Investments-
   Taxable (2)                        370           243          613             326               (27)                299
   Nontaxable                         187            32          219              81                  3                 84
  Federal funds sold                   18            33           51            (75)                 58               (17)
  Loans, net                        1,570           316        1,886             668              (306)                362
                               --------------------------------------        ----------------------------------------------
    Total Interest Income           2,159           625        2,784           1,002              (274)                728

INTEREST EXPENSE
  NOW, Super NOW and MMA              347           330          677              38                 42                 80
  Savings accounts                  (363)             0        (363)             224               (17)                207
  Time deposits                     1,372           381        1,753              84               (61)                 23
  Federal funds purchased and
    borrowed funds                      3             8           11             (4)                  8                  4
                               --------------------------------------        ----------------------------------------------
   Total Interest Expense           1,359           719        2,078             342               (28)                314
                               ======================================        ==============================================
NET INTEREST INCOME                  $800        $( 94)        $ 706            $660            $( 246)              $ 414
                               ======================================        ==============================================


(1) Changes in interest income/expense not specifically attributable to rate or volume have been allocated in proportion to the amounts attributable to rate and volume.

(2) The indicated interest income changes are not presented on a tax equivalent basis.

INTEREST RATE SENSITIVITY                                                                                                  TABLE 4
(In thousands except percentages)

                                                                               REPRICING PERIOD
                                               BALANCE                                                                       FIXED
                                                 AT      IMMEDIATELY      1 TO 90    91 TO 180    181 TO 365     1 TO 5      BEYOND
                                              12/31/95   ADJUSTABLE         DAYS       DAYS          DAYS         YEARS     5 YEARS
                                             ---------------------------------------------------------------------------------------
LOANS
Commercial, Industrial, and Agricultural     $27,759         $110       $ 2,822     $ 1,907        $3,910        $ 8,010   $ 11,000
Real Estate                                   45,912        1,725         8,023       5,943         3,557         21,271      5,393
Installment Loans to Individuals              22,458            0         4,585          70           235         11,663      5,905
                                            ----------------------------------------------------------------------------------------
    Total Loans (3)                           96,129        1,835        15,430       7,920         7,702         40,944     22,298

INVESTMENT SECURITIES (1)                     48,891            0           300         500         5,501         17,190     25,400
FEDERAL FUNDS SOLD                               775          775             0           0             0              0          0
INTEREST BEARING DEPOSITS
  IN OTHER BANKS                                 124          124             0           0             0              0          0

                                            ========================================================================================
    Total                                   $145,919       $2,734      $ 15,730      $8,420      $ 13,203        $58,134    $47,698
                                            ========================================================================================
SAVINGS/TIME DEPOSITS (2)                   $125,482      $ 8,116       $70,356      $8,650       $32,997        $ 5,363         $0
                                            ========================================================================================
    Total Interest-bearing Liabilities      $125,482       $8,116       $70,356      $8,650       $32,997         $5,363         $0
                                            ========================================================================================
INTEREST RATE SENSITIVITY                                $(5,382)     $(54,626)     $( 230)    $( 19,794)        $52,771   $ 47,698
CUMULATIVE GAP                                           $(5,382)     $(60,008)   $(60,238)     $(80,032)     ($ 27,261)    $20,437


(1) Investment securities include those held for sale and exclude Federal Reserve Bank stock and Federal Home Loan Bank stock.

(2) Money market deposits are immediately adjustable. NOW and Savings accounts are included in the 1 to 90 days category as these accounts can only be repriced every 30 days.

(3)  Excludes loans held for sale.

ANALYSIS OF INVESTMENT SECURITIES TABLE 5
(In thousands except percentages)
                                                                         TABLE 5

                                             Book Value As Of December 31,
                                              1995                1994
                                         --------------      -------------
U.S. TREASURY SECURITIES (1)                   $10,343            $16,077

U.S. GOVERNMENT AGENCIES                        22,447              5,500

DEBT SECURITIES ISSUED BY                          250                250
   FOREIGN GOVERNMENTS

CORPORATE BONDS                                  4,835              5,702

MUNICIPAL SECURITIES                             7,009              4,331

CMO'S                                            3,992              2,509

FEDERAL RESERVE BANK STOCK                         224                198

OTHER SECURITIES                                   416                 15
                                         --------------      -------------
       Total                                   $49,516            $34,582
                                         ==============      =============

(1) Investments include those held for sale.

MATURITY DISTRIBUTION OF INVESTMENT                                      TABLE 6
PORTFOLIO AT DECEMBER 31, 1995
(In thousands except percentages)

                                                         After               After
                                                       One year            Five years
                                   Within               Within               Within              After
                                  One year            Five years            10 years           10 years             Total
                                 ------------------------------------------------------------------------------------------------
U.S. TREASURY SECURITIES (1)
Book Value                                $5,012                $4,325             $1,006          -                     $10,343
Weighted average yield                     5.77%                 6.04%              7.17%          -                       6.02%

U.S. GOVERNMENT AGENCIES
Book Value                            -                         $7,429             $6,964              $8,054            $22,447
Weighted average yield                -                          7.18%              7.69%               7.81%              7.57%

DEBT SECURITIES ISSUED BY
  FOREIGN GOV'TS
Book Value                                  $250           -                   -                   -                        $250
Weighted average yield                     6.75%           -                   -                   -                       6.75%

CORPORATE SECURITIES
Book Value                            -                         $2,078             $1,719              $1,038             $4,835
Weighted average yield                -                          5.84%              7.53%               6.03%              6.48%

MUNICIPAL SECURITIES
Book Value                                $1,039                $3,359             $2,091                $520             $7,009
Weighted average yield                     4.20%                 4.76%              4.98%               5.39%              4.79%

CMO'S
Book Value                            -                    -                       $1,463              $2,529             $3,992
Weighted average yield                -                    -                        5.77%               7.19%              6.67%

OTHER SECURITIES (2)
Book Value                            -                    -                   -                          $15                $15
Weighted average yield                -                    -                   -                        0.00%              0.00%
                                 ================================================================================================
     Total Book Value                     $6,301               $17,191            $13,243             $12,156            $48,891
                                 ================================================================================================
    Weighted average yield                 5.55%                 6.26%              6.99%               7.43%              6.67%

(1)  Investments include those held for sale.

(2) Does not include Federal Reserve Bank stock and Federal Home Loan Bank stock.

ANALYSIS OF LOAN PORTFOLIO                                          Table 7
(In thousands except percentages)

                                                            December 31,
                                                   1995                 1994
                                                 ------------------------------
COMMERCIAL, FINANCIAL, AND AGRICULTURAL             $27,759            $18,231
REAL ESTATE-CONSTRUCTION                              9,628              6,374
REAL ESTATE-MORTGAGE                                 36,284             28,748
INSTALLMENT LOANS TO INDIVIDUALS                     22,458             18,107
                                                 ------------------------------
TOTAL LOANS HELD FOR INVESTMENT                      96,129             71,460
LOANS HELD FOR SALE                                   1,467                  0
                                                 ------------------------------
                          Total Loans                97,596             71,460
              Reserve for Loan Loss                   1,283              1,152

                                                 ==============================
                           Net Loans                $96,313            $70,308
                                                 ==============================


MATURITIES AND INTEREST RATE TERMS OF LOANS
(In thousands except percentages)

Stated maturities (or earlier call dates) of loans as of December 31, 1995 are summarized in the table below.

                                                                             After
                                                                           one year
                                                     Within                but within            After
                                                    one year               five years          five years              Total
                                                ----------------     ------------------       -------------         ------------
LOANS:
Real estate-construction                                $ 7,168                $ 2,460                  $0              $ 9,628
Commercial, financial, and agricultural                   8,749                  8,010              11,000               27,759

                                                ================     ==================       =============         ============
                             Total                      $15,917                $10,470             $11,000              $37,387
                                                ================     ==================       =============         ============


The following table shows for the above loans the amounts which have predetermined interest rates and the amounts which have variable interest rates at December 31, 1995:

                                                                                  After
                                                                                 one year
                                            Within              but within         After
                                           one year             five years      five years         Total
                                          ---------             -----------    ------------      ---------
Loans with predetermined rates             $ 9,350                $4,222        $ 10,809          $ 24,381
Loans with variable rates                    6,567                 6,248             191            13,006
                                          =========             =========      ==========         =========
                             Total         $15,917               $10,470         $11,000           $37,387
                                          =========             =========      ==========         =========


The above classification of loans is based on the period in which the loans mature (or earlier call dates) and does not necessarily correspond to the repricing period.

NON-PERFORMING ASSETS                                                    TABLE 9
(In thousands except percentages)

                                                                December 31,                     December 31,
                                                                    1995                             1994
                                                                 ----------                      ----------
NONACCRUAL LOANS: (1) (2)
Real estate                                                         $  531                          $  193
Commercial and industrial                                              559                             547
Installment loans to individuals                                         0                             249
                                                                 ==========                      ==========
                             Total                                   1,090                             989
                                                                 ==========                      ==========
OVERDUE LOANS:
Loans past due 90 days                                                 148                             210
Renogiated loans                                                         0                               0
                                                                 ----------                      ----------
                   Total non-performing loans                        1,238                           1,199
OTHER REAL ESTATE (3)                                                  464                              39
                                                                 ==========                      ==========
                  Total non-performing assets                       $1,702                          $1,238
                                                                 ==========                      ==========
TOTAL NON-PERFORMING ASSETS AS A
PERCENTAGE OF TOTAL ASSETS (4)                                       1.08%                           1.05%
TOTAL NON-PERFORMING ASSETS AS A
PERCENTAGE OF LOANS                                                  1.74%                           1.73%

(1) Unsecured loans are placed in nonaccruing status when 90 days past due. Interest continues to accrue on delinquent secured loans until the total principal and interest due is equal to management's estimate of the value of the collateral held.

(2) Income of approximately $69,000 and $102,000 was not recognized as interest income due to the nonaccrual status of loans during 1995 and 1994, respectively.

(3) Other Real Estate balances are shown net of the Allowance for ORE of $13,000 at 12/31/95 and $12,000 at 12/31/94.

(4) Not included in the non-performing totals are loans for which the Bank has reached agreements with various borrowers that provide for a modification to the original contract maturity due to a change in the borrower's financial condition. At December 31, 1995 and 1994, the Bank maintained $2,573,000 and $3,337,000, respectively, of such loans, considered by Management to be potential problem loans.

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES                               TABLE 10
(In thousands except ratios)

                                                                December 31,    December 31,
                                                                    1995           1994
                                                                ----------     ---------
BALANCE AT BEGINNING OF YEAR                                      $  1152       $  1235
CHARGEOFFS-
 Commercial, financial, and agricultural                               46           170
 Real estate                                                           28            97
 Installment loans to individuals                                      70            41
                                                                ----------     ---------
                        Total Chargeoffs                              144           308

RECOVERIES-
 Commercial, financial, and agricultural                               29            35
 Real estate                                                          120            15
 Installment loans to individuals                                      11            15
                                                                ----------     ---------
                        Total Recoveries                              160            65
                         Net Chargeoffs                              (16)           243
PROVISIONS FOR POSSIBLE LOAN LOSSES                                   115           160
                                                                ==========     =========
BALANCE AT END OF YEAR                                             $1,283        $1,152
                                                                ==========     =========

RATIO OF NET CHARGEOFFS TO NET AVERAGE
LOANS OUTSTANDING DURING PERIOD                                   (0.02)%          0.36%
RATIO OF RESERVE BALANCE TO TOTAL LOANS                             1.31%          1.61%


     The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. The amount charged to earnings is based on several factors which include, but are not limited to, the following:

- A continuing review of past-due, nonaccrual, and renegotiated loans, and overall portfolio quality;

     - Regular examinations of the loan portfolio by bank regulatory agencies and review by independent public accountants in connection with the audit of the financial statements taken as a whole;

- Analytical review of charge-off experience by specific category of loans and the total loan portfolio;

- Management's judgment with respect to economic conditions and the impact of such conditions on the existing portfolio.

     The adequacy of the allowance for loan losses is determined in accordance with the foregoing factors on a quarterly basis. In the opinion of management, the balance in the allowance for loan losses at December 31, 1995 is adequate to cover future losses.

ALLOCATION OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES                   TABLE 11
(In thousands except percentages)

The following table shows the allocation of the allowance for loan losses by major loan category and the percentage of the loans in each category to total loans at year-end:

                                                    December 31, 1995                                December 31, 1994
                                            Amount                    %                      Amount                        %
                                          --------             --------------               ----------                 ------------
Commericial, Financial, and
    Agricultural                           $  480                     28.88%                   $  321                       25.51%
Real Estate-Construction                        0                     10.02%                       76                        8.92%
Real Estate-Mortgage                          591                     37.75%                      496                       40.23%
Installment Loans to Individuals              135                     23.36%                      252                       25.34%
Unallocated                                    77                         -                         7                           -
                                          ========             ==============               ==========                 ============
                             Total         $1,283                    100.00%                   $1,152                      100.00%
                                          ========             ==============               ==========                 ============





DEPOSITS                                                                TABLE 12
(In thousands except rates)


                                                Year Ended                                              Year Ended
                                             December 31, 1995                                       December 31, 1994
                               -----------------------------------------------------------------------------------------------------
                               Average                             Average          Average                               Average
                               Balance         Expense               Rate           Balance            Expense              Rate

                               -----------------------------------------------------------------------------------------------------
NONINTEREST-BEARING
DEMAND DEPOSITS                $17,142        -                    -                $16,313            -                  -

INTEREST-BEARING
DEMAND DEPOSITS                 31,088            1,188              3.82%           20,223                511              2.53%

SAVINGS DEPOSITS                23,490              769              3.27%           34,612              1,132              3.27%

TIME DEPOSITS                   52,591            2,857              5.43%           25,958              1,104              4.25%
                              ====================================================================================================
     Total                    $124,311           $4,814              3.87%          $97,106             $2,747              2.83%
                              ====================================================================================================


MATURITIES OF CERTIFICATES OF DEPOSIT                                   TABLE 13
OF $100,000 OR MORE
(In thousands)
                                                      December 31, 1995
                                                      ------------------
Three months or less                                        $1,835

Over three months through six months                         2,957

Over six months through twelve months                        3,462

Over twelve months                                             241

                                                      =============
                             Total                          $8,495

                                                      =============


RETURN ON EQUITY AND ASSETS                                             TABLE 14

                                                        December 31,
                                           -----------------------------------
                                                  1995              1994
                                           -----------------------------------
RETURN ON AVERAGE ASSETS                         0.78%              0.80%

RETURN ON AVERAGE EQUITY                        11.64%             10.50%

AVERAGE EQUITY TO

   AVERAGE ASSETS                                6.71%              7.66%

DIVIDEND PAYOUT                                 45.35%             53.10%

Item 8.  Financial Statements and Supplementary Data

                          INDEX TO FINANCIAL STATEMENTS

                                                                           Pages

Report of Independent Public Accountants....................................21

Consolidated Balance Sheets.................................................22

Consolidated Statements of Income...........................................23

Consolidated Statements of Changes in Shareholders Equity...................24

Consolidated Statement of Cash Flows........................................25

Notes to Consolidated Financial Statements..................................26

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders and
Board of Directors of
Atcorp, Inc.:

We have audited the accompanying consolidated balance sheets of Atcorp, Inc.
(a New Jersey Corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atcorp, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As explained in Note 1 to the financial statements, effective January 1, 1993, the Company changed its method of accounting for income taxes and, effective January 1, 1994, the Company changed its method of accounting for investments in debt and equity securities.



                                        ARTHUR ANDERSEN LLP

Philadelphia, Pa.,
February 27, 1996

                          ATCORP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (in thousands)


                                                                       December 31
                                                            --------------------------

                          ASSETS                                 1995             1994
                          ------                                 ----             ----

CASH AND DUE FROM BANKS                                     $   4,865         $  3,861

FEDERAL FUNDS SOLD                                                775            5,613

INTEREST-BEARING DEPOSITS WITH OTHER INSTITUTIONS
                                                                  124               56

INVESTMENT SECURITIES
    Held to maturity (market value of $250 in
       1995 and $23,262 in 1994)                                  250           24,165
    Available for sale (cost of $49,266 in 1995
      and $10,417 in 1994)                                     50,087           10,281

                                                               50,337           34,446
                                                               ------           ------



LOANS HELD FOR SALE                                             1,467              --

LOANS                                                          96,129           71,460
    Less--  Allowance for loan losses                          (1,283)          (1,152)
                                                               ------           ------
              Net loans                                        94,846           70,308
                                                               ------           ------

BANK PREMISES AND EQUIPMENT, net                                2,950            2,224

ACCRUED INTEREST RECEIVABLE                                     1,610            1,102

OTHER ASSETS                                                      801              788
                                                               ------           ------
              Total assets                                  $ 157,775         $118,398
                                                            =========         ========


                                                                       December 31
                                                            ---------------------------
                     LIABILITIES AND
                   SHAREHOLDERS' EQUITY                           1995             1994
                   --------------------                           ----             ----

DEPOSITS:
    Demand                                                  $   19,812       $   18,264
    Interest-bearing demand                                     46,355           22,838
    Savings                                                     21,155           28,391
    Certificates of deposit--$100,000 or more                    8,495           10,471
    Other time deposits                                         49,477           28,599
                                                                ------           ------

              Total deposits                                   145,294          108,563

ACCRUED INTEREST PAYABLE                                           521              246

OTHER LIABILITIES                                                1,492              807
                                                                ------           ------

              Total liabilities                                147,307          109,616
COMMITMENTS AND CONTINGENCIES
    (Notes 10 and 14)

SHAREHOLDERS' EQUITY:
    Preferred stock, $5 par value per share;
       1,000,000 shares authorized, none issued
       and outstanding                                              --               --
    Common stock, $5 par value per share;
       2,000,000 shares authorized, 780,266 and
       743,516 shares issued and 771,750 and
       735,000 outstanding in 1995 and 1994,
       respectively                                                               3,718
                                                                 3,902

ADDITIONAL PAID-IN CAPITAL                                       3,804            3,510

RETAINED EARNINGS                                                2,265            1,689
NET UNREALIZED HOLDING GAIN (LOSS) ON SECURITIES
                                                                   542              (90)

TREASURY STOCK, at cost (8,516 shares)                             (45)             (45)
                                                                ------           ------

                  Total shareholders' equity                    10,468            8,782
                                                                ------           ------
                  Total liabilities and
                     shareholders' equity                   $  157,775       $  118,398
                                                            ==========       ==========



        The accompanying notes are an integral part of these statements.

                          ATCORP, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                (in thousands, except per share data)
                                                                                     Year Ended December 31
                                                                       --------------------------------------------------------


                                                                             1995             1994              1993
                                                                             ----             ----              ----
INTEREST INCOME:
    Interest and fees on loans                                                $  8,094         $  6,208          $  5,846
    Interest on federal funds sold                                                 167              116               133
    Interest on interest-bearing deposits                                           22                7                 7
    Interest on investment securities--taxable                                   2,163            1,550             1,251
    Interest on investment securities--tax-exempt                                  307               88                 4
                                                                              --------         --------          --------
       Total interest income                                                    10,753            7,969             7,241
                                                                              --------         --------          --------

INTEREST EXPENSE:
    Interest on deposits                                                         4,814            2,747             2,437
    Interest on other borrowed funds                                                30               19                15
                                                                              --------         --------          --------
       Total interest expense                                                    4,844            2,766             2,452
                                                                              --------         --------          --------
       Net interest income                                                       5,909            5,203             4,789

PROVISION FOR LOAN LOSSES                                                          115              160                75
                                                                              --------         --------          --------
       Net interest income after provision for loan losses                       5,794            5,043             4,714
                                                                              --------         --------          --------

NONINTEREST OPERATING INCOME:
    Service charges, commissions and fees                                          426              576               442
    Investment security gains                                                      122               41               127
    Gain on sale of real estate owned                                                3               33               181
    (Loss) gain on sale of loans                                                    (2)              83                94
    Other                                                                          260               95                66
                                                                              --------         --------          --------
       Total noninterest operating income                                          809              828               910
                                                                              --------         --------          --------

NONINTEREST OPERATING EXPENSE:
    Salaries and employee benefits                                               2,578            2,213             2,018
    Occupancy                                                                      569              501               476
    Furniture and equipment                                                        379              321               307
    Professional fees                                                              306              362               315
    FDIC assessment                                                                121              208               195
    Other                                                                        1,236            1,021               961
                                                                              --------         --------          --------
       Total noninterest operating expense                                       5,189            4,626             4,272
                                                                              --------         --------          --------
       Income before income taxes                                                1,414            1,245             1,352

INCOME TAXES                                                                       360              388               449
                                                                              --------         --------          --------
NET INCOME BEFORE CUMULATIVE EFFECT
    OF CHANGE IN ACCOUNTING PRINCIPLE                                            1,054              857               903

CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE                                                            --               --               100
                                                                              --------         --------          --------

NET INCOME                                                                    $  1,054          $   857           $ 1,003
                                                                              ========          =======          ========

EARNINGS PER COMMON SHARE:
    Income before change in accounting principle                              $  1.37           $ 1.11            $ 1.17
                                                                              --------         --------          --------
    Change in accounting principle                                                 --               --               .13

    Net income                                                                $  1.37           $ 1.11           $ 1.30
                                                                              ========          =======           =======


        The accompanying notes are an integral part of these statements.

                          ATCORP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                 (in thousands)

                                                                                             Net Unrealized
                                                       Additional                                Holding
                                       Common            Paid-In         Retained             (Loss)/Gain            Treasury
                                        Stock            Capital         Earnings             On Securities           Stock
                                        -----            -------         --------             -------------           -----

BALANCE AT
   JANUARY 1, 1993                     $    3,125         $   2,880       $    1,052        $     --
     Stock dividends
       issued (Note 1
       and 13)                                418               350             (768)             --                    --
     Net income                                --                --            1,003              --                    --
                                       ----------         ---------       ----------        --------
BALANCE AT
   DECEMBER 31, 1993                        3,543             3,230            1,287              --                   (45)
                                       ----------         ---------       ----------        --------
     Stock dividends
       issued (Note 1
       and 13)                                175               280             (455)             --                    --
     Net income                                --                --              857              --                    --
     Net unrealized
       holding loss on
       securities                              --                --               --             (90)                   --
                                       ----------         ---------       ----------        --------             ---------
BALANCE AT
   DECEMBER 31, 1994                        3,718             3,510            1,689             (90)                  (45)
                                       ----------         ---------       ----------        --------             ---------
     Stock dividends
       issued (Note 1
       and 13)                                184               294             (478)             --                    --
     Net income                                --                --            1,054              --                    --
     Net unrealized
holding gain on
securities                                     --                --               --             632                    --
                                       ----------         ---------       ----------        --------             ---------

BALANCE AT
   DECEMBER 31, 1995                   $    3,902         $   3,804        $   2,265         $   542             $     (45)
            === ====                   ==========         =========        =========         =======             =========




        The accompanying notes are an integral part of these statements.

                          ATCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                                                           Year Ended December 31
                                                                             ------------------------------------------------------
                                                                                   1995              1994              1993
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                               $         1,054   $           857   $         1,003
    Adjustments to reconcile net income to net
       cash provided by operating activities-
          Depreciation and amortization                                                  350               240               233
          Provision for loan losses                                                      115               160                75
          Provision for ORE losses                                                         1                29               131
          (Benefit) provision for deferred taxes                                          (2)               12              (214)
          Gain on sale of other real estate owned                                         (3)              (33)             (181)
          Gain on sale of investment securities                                         (122)              (41)             (127)
          Loss (gain) on sale of mortgage loans                                            2               (83)              (94)
          Decrease in accrued interest receivable                                       (508)             (343)              (25)
          Decrease (increase) in other assets                                            135              (314)               20
          Increase (decrease) in other liabilities                                       685               (31)              427
          Increase (decrease) in accrued interest payable                                275                57                (3)
                                                                             ---------------   ---------------   ---------------
                  Total adjustments                                                      928              (347)              242
                                                                             ---------------   ---------------   ---------------
                  Net cash provided by operating activities                            1,982               510             1,245
                                                                             ---------------   ---------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of investment securities                                               (38,960)          (15,879)          (14,331)
    Proceeds from maturities of investment securities                                  4,320             3,715               168
    Proceeds from sales of available for sale securities                              19,782             5,664             5,696
    (Increase) decrease in interest-bearing deposits                                     (68)               (4)               81
    Purchases of premises and equipment, net                                          (1,076)             (860)              (66)
    Proceeds from sale of other real estate owned                                        107             1,365               926
    Net increase in loans                                                            (26,652)           (4,455)           (9,840)
                                                                             ---------------   ---------------   ---------------
                  Net cash used in investing activities                              (42,547)          (10,454)          (17,366)
                                                                             ---------------   ---------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase (decrease) in savings and demand deposit accounts                    17,829            (2,385)           10,119
    Net increase in time deposits                                                     18,902            14,836             3,076
    Net decrease in federal funds purchased                                               --                --              (200)
                                                                             ---------------   ---------------   ---------------
                  Net cash provided by financing activities                           36,731            12,451            12,995
                                                                             ---------------   ---------------   ---------------

NET (DECREASE) INCREASE IN CASH AND
    CASH EQUIVALENTS                                                                  (3,834)            2,507            (3,126)

CASH AND CASH EQUIVALENTS,
    BEGINNING OF YEAR                                                                  9,474             6,967            10,093
                                                                             ---------------   ---------------   ---------------

CASH AND CASH EQUIVALENTS,
    END OF YEAR                                                              $         5,640   $         9,474   $         6,967
                                                                             ---------------   ---------------   ---------------

SUPPLEMENTAL DISCLOSURES OF
    CASH FLOW INFORMATION:
       Transfers from loans to other real estate                             $           530   $           508   $           878
       Cash paid during the year for-
                                                                             ---------------   ---------------   ---------------

          Interest                                                           $         4,569   $         2,709   $         2,455
                                                                             ---------------   ---------------   ---------------

          Income taxes                                                       $           280   $           450   $           186
                                                                             ---------------   ---------------   ---------------

        The accompanying notes are an integral part of these statements.

                          ATCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1995, 1994 AND 1993



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accounting policies of Atcorp, Inc. and its subsidiaries conform to generally accepted accounting principles and to generally accepted industry practices. The more significant accounting policies are summarized below.

Principles of Consolidation

The consolidated financial statements include the accounts of Atcorp, Inc. and its subsidiary, Equity National Bank (the "Bank"), and AT Corp, the Bank's subsidiary (collectively, the "Corporation"). All significant intercompany transactions and account balances have been eliminated in consolidation.

Nature of Operations

The Company offers retail banking services through the Bank's four offices and by mail. The primary sources of revenue are from loans to individuals and small businesses and investment securities. Loans are originated by the Bank for many purposes including home construction and remodeling, automobile financing, business working capital, and commercial real estate. Other loans and pools of loans are purchased in the secondary market. Funding for loans and investments is provided by traditional deposit products and borrowed funds. Deposits are usually from the customer base within the general surrounding are of the office locations.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Investment Securities

Effective January 1, 1994, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities." This statement requires that securities "held-to-maturity" be stated at cost adjusted for amortization of premiums and accretion of discounts and securities "available-for-sale" be carried at market value, with valuation adjustments (after tax) included in a separate component of shareholders' equity.

Investment securities include primarily debt securities of the U.S. Treasury and obligations of U.S. Government corporations and agencies. Debt securities classified as "held-to-maturity" are acquired with the intent to maintain the securities in the portfolio until maturity. In management's opinion, the Corporation has the ability to hold these securities to maturity. As such, these securities are stated at cost adjusted for amortization of premiums and accretion of discounts using the effective interest method. Certain securities are classified as securities "available-for-sale" and serve as a potential source of liquidity. Available-for-sale securities are debt and equity securities that are not classified as either trading securities or held-to-maturity securities. These securities are valued at aggregate fair value, with unrealized holding gains and losses, net of taxes, excluded from earnings and reported as a separate component of shareholders' equity until realized. Security gains and losses are computed using the specific identification method and are recorded on a trade date basis.

In December 1995, the Bank reclassified investment securities with a book value of approximately $24,415,000 and a fair value of approximately $24,571,000 from held to maturity to available for sale. This reclassification was allowable under Financial Accounting Standards Board guidance which permitted institutions to make a one-time reassessment of the appropriateness of investment security classifications. As a result of the reclassification, the unrealized gain on securities recorded as a component of retained earnings increased approximately $103,000, net of tax.

Loans Held for Sale

At December 31, 1995, loans held for sale consisted of the following loans sold but not yet settled:

           SBA loans                                      $1,265,000
           Mortgage loans                                    202,000
                                                             -------

                                                          $1,467,000
                                                          ==========

These loans held for sale are carried at the lower of aggregate cost or market value.

Loans

Interest on all loans is accrued over the term of the loans based on the amount of principal outstanding, except on certain consumer loans on which interest is recognized as income on a basis that approximates the interest method.

Loans are generally placed on nonaccrual status when they are past due 90 days as to either principal or interest. However, loans that are in the process of renewal or are well secured and in the process of collection may not be placed on nonaccrual status, based on the judgment of management as to ultimate collectibility. When a loan is placed on nonaccrual status, interest income is reduced by the amount of any accrued and uncollected interest.

Loan Origination Fees and Costs

Loan origination fees and related direct loan origination costs of completed loans are deferred and recognized over the life of the loan as an adjustment to yield. During 1995 and 1994, the Bank amortized loan origination fees in excess of loan origination costs of $458,000 and $263,000, respectively. At
December 31, 1995 and 1994, the unamortized portion of net deferred fees and costs amounted to $292,000 and $224,000, respectively.

Allowance for Possible Loan Losses

The allowance for possible loan losses is maintained at a level believed by management to be adequate to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on the risk characteristics of the portfolio, past loan loss experience, local economic conditions and other relevant factors. The allowance is increased by provisions for possible loan losses charged against income. The provision is based on management's estimates and actual losses may vary from the current estimates. These estimates are reviewed periodically. Adjustments, as they become necessary, are reported in earnings in the period in which they become known.

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," ("SFAS 114") in May 1993 and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures," ("SFAS 118") in October 1994. These statements require creditors to measure certain impaired loans based on the present value of expected future cash flows discounted at the loan's effective interest rate or at the loan's observable market price or the fair value of the collateral for collateral dependent loans, except for loans considered to be homogeneous pools collectively evaluated for impairment and leases for which this statement does not apply. The in-substance foreclosure rules also changed in that "in-substance foreclosures" are classified as loans and stated at the lower of cost or fair value, as defined. The Bank adopted SFAS No. 114 and No. 118 effective January 1, 1995. The effect of the adoption of SFAS No. 114 and No. 118 was immaterial.

Total impaired loans at December 31, 1995 were $4,088,000. The amount of loans that had modifications to the original contractual terms of the loan due to the dependency on income production and/or future collateral value was $2,573,000 at December 31, 1995. Management expects to collect the current contractual principal and interest on these loans with modifications. The reserve on the remaining impaired loans of $1,505,000 at December 31, 1995, was $619,000. All impaired loans were evaluated on the fair value of the collateral, the majority of which is real estate.

Real Estate Acquired in Settlement of Loans

Real estate acquired through foreclosure is recorded at the lower of cost or fair value, less estimated disposal costs. Subsequent costs directly related to the completion of construction or improvement of the real estate are capitalized to the extent realizable. Gains on sale of real estate are recognized upon disposition of the property to the extent allowable based on accounting requirements. Losses on such sales are charged to operations as incurred. Carrying costs, such as maintenance, interest, and taxes, are charged to operations as incurred.

At December 31, 1995 and 1994, the Bank maintained real estate acquired in settlement of loans of $477,000 and $51,000, respectively, which is included in other assets.

Bank Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives, which are as follows:

    Buildings and improvements                          5 to 40 years
    Furniture and equipment                             3 to 10 years
    Leasehold improvements                              3 to 10 years

When assets are retired or disposed of, the assets and related accumulated depreciation are eliminated from the respective accounts, and any resultant gain or loss is included in the statement of income. The cost of maintenance and repairs is charged to operating expense as incurred and the cost of major additions and improvements is capitalized.

Income Taxes

Effective January 1, 1993, the Corporation adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under this accounting standard, deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the applicable enacted marginal tax rates. Deferred income tax expenses or benefits are based on the changes in the deferred tax asset or liability from period to period.

The Corporation recorded the cumulative effect of this adoption on its financial position at January 1, 1993, as a change in accounting principle. The recognition of this cumulative effect resulted in an increase in earnings of $100,000 as of the beginning of the year ended December 31, 1993. The adoption of SFAS 109 (exclusive of the cumulative effect adjustment) did not have a material effect on the results of operations of the Corporation.

Consolidated Statement of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

Earnings Per Share

Earnings per share are based on the weighted average number of common shares outstanding during each year, adjusted retroactively for stock dividends. The weighted average number of common shares outstanding, as adjusted for stock dividends, amounted to 771,750 shares in 1995, 1994 and 1993, respectively (see
Note 13).

Interest Rate Risk

The Bank is principally engaged in the business of attracting deposits from the general public and using these deposits, together with borrowings and other funds, to make loans primarily secured by real estate as well as commercial and consumer loans. The potential for interest rate risk exists as a result of the shorter duration of the Bank's interest-sensitive liabilities compared to the generally longer duration of interest-sensitive assets. In a rising interest rate environment, liabilities will reprice faster than assets, thereby reducing the market value of long-term assets and reducing net interest income. For this reason, management regularly monitors the maturity structure of the Bank's assets and liabilities in order to measure its level of interest rate risk and plan for future volatility.

Recent Accounting Pronouncements

The FASB has issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123"). This statement is effective for fiscal years beginning after December 15, 1995, and requires that an employer's financial statements include certain disclosures about stock-based employee compensation arrangements. The required information, if the Company chooses to continue to apply certain allowable accounting provisions, will not reflect any adjustments to reported net income or earnings per share.

Reclassifications

Certain account balances for 1994 and 1993 have been reclassified to conform with 1995 presentation.

2. REGULATORY MATTERS:

At periodic intervals, both the Office of the Comptroller of the Currency (OCC) and the Federal Deposit Insurance Corporation (FDIC
) examine the Bank as part of
their legally prescribed oversight of the Banking industry. Based on these examinations, the regulators can direct that the Bank's financial statements be adjusted in accordance with their findings. However, the extent, if any, to which a forthcoming regulatory examination may ultimately result in adjustments to the 1995 financial statements cannot presently be determined.

The Federal Reserve Board that regulates the Corporation and the Office of the Comptroller of the Currency that regulates the Bank's activities have specific guidelines for the purpose of evaluating a financial institution's capital adequacy. Currently, the Bank must maintain a minimum Tier 1 capital percentage of 4.0% of risk-based assets, a total minimum capital of 8.0% of risk-based assets, and a leverage ratio of 4.0% of total assets. The Bank's ratios at December 31, 1995 were (unaudited): Tier 1 of 10.04%, total capital to risk-based assets of 11.29% and a leverage ratio of 6.37%. The Corporation's leverage ratio at December 31, 1995, was 7.36% (unaudited).

3. RESTRICTED CASH BALANCES:

Aggregate cash reserves of approximately $1,584,000 and $1,166,000 were maintained to satisfy federal regulatory requirements at December 31, 1995 and 1994, respectively.

4. INVESTMENT SECURITIES:

The following summarizes the amortized cost and approximate market value of investment securities at December 31, 1995 and 1994:


                                                                           December 31, 1995
                                                  ---------------------------------------------------------------------------
                                                                         Gross             Gross
                                                      Amortized       Unrealized        Unrealized         Market
                                                        Cost             Gains            Losses            Value
                                                  --------------      ----------        ----------         ------

       AVAILABLE FOR SALE:
           U.S. Treasury securities and
              obligations of U.S. Government
              corporations and agencies
                                                  $    20,641,000  $       433,000   $      --       $    21,074,000
           Obligations of states and political
              subdivisions                              7,009,000          144,000          --             7,153,000
           Corporate debt securities                    4,835,000          153,000          --             4,988,000
           Collateralized mortgage obligations
                                                        3,992,000           16,000          --             4,008,000
           Federal Reserve and FHLB stock
                                                          625,000              --           --               625,000
           SBA loan pools                              12,149,000           63,000          --            12,212,000
           Other                                           15,000           12,000          --                27,000
                                                  ---------------  ---------------   ---------        --------------
                 Total                            $    49,266,000  $       821,000   $      --       $    50,087,000
                                                  ===============  ===============   =========        ==============

Included in investment securities classified as held-to-maturity are debt securities issued by foreign governments with an amortized cost of $250,000 and a market value of $250,000 as of December 31, 1995.


                                                                           December 31, 1994
                                                  ---------------------------------------------------------------
                                                                         Gross             Gross
                                                      Amortized       Unrealized        Unrealized         Market
                                                        Cost             Gains            Losses            Value
                                                  ---------------     ----------        ----------         ------
       HELD TO MATURITY:
           U.S. Treasury securities and
              obligations of U.S. Government
              corporations and agencies
                                                  $    11,868,000      $    --           $ 460,000     $ 11,408,000
           Obligations of states and political
              subdivisions                              4,331,000           --              69,000        4,262,000
           Debt securities issued by foreign
              governments                                 250,000           --                  --          250,000
           Corporate debt securities                    5,207,000           --             244,000        4,963,000
           Collateralized mortgage obligations
                                                        2,509,000           --             130,000        2,379,000
                                                  ---------------      -------          ----------     ------------
                 Total                            $    24,165,000      $    --           $ 903,000     $ 23,262,000
                                                  ===============      =======          ==========     ============


                                                                         Gross             Gross
                                                      Amortized       Unrealized        Unrealized         MarketValue
                                                  ---------------  ---------------   ---------------  ---------------
                                                        Cost             Gains            Losses
       AVAILABLE FOR SALE:
           U.S. Treasury securities and
              obligations of U.S. Government
              corporations and agencies           $     9,709,000  $            --   $       130,000  $     9,579,000
           Corporate debt securities                      495,000               --            18,000          477,000
           Federal Reserve Bank stock                     198,000               --                --          198,000
           Other                                           15,000           12,000                --           27,000
                                                  ---------------  ---------------   ---------------  ---------------

                 Total                            $    10,417,000  $        12,000   $       148,000  $    10,281,000
                                                  ===============  ===============   ===============  ===============


The amortized cost and estimated market value of investment securities at December 31, 1995, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                          Amortized         Market
                                            Cost             Value
                                            ----             -----

Due in one year or less                $ 6,301,000    $ 6,321,000
Due after one year through five years   14,762,000     14,982,000
Due after five years through ten years  10,800,000     10,541,000
Due after ten years                      5,584,000      5,629,000
                                         ---------      ---------
                                        36,727,000     37,473,000
                                        ----------     ----------
Federal Reserve Band stock and other    12,789,000     12,864,000
                                        ----------     ----------
                                       $49,516,000    $50,337,000
                                       ===========    ===========

Debt securities and corporate bonds at December 31, 1995, 1994 were comprised of securities for which there is an active market. It is management's intent to invest in securities that are guaranteed by the U. S. Government or its agencies, or securities that are investment grade.

Proceeds from the sales of investment securities during 1995, 1994 and 1993 were $19,782,000, $5,664,000 and $5,696,000, respectively. Gross gains of $122,000,
$41,000 and $127,000 were realized on those sales during 1995, 1994 and 1993, respectively.

At December 31, 1995 and 1994, investment securities with a carrying value of $1,615,000 and $5,452,000 (market value of $1,624,000 and $5,258,000, respectively), were pledged to secure public funds and for other purposes.

5. LOANS:

A summary of the Bank's outstanding loans at December 31, 1995 and 1994, follows:

                                                    1995             1994
                                                 -----------    -----------
Commercial, financial and agricultural loans     $27,759,000    $18,231,000
Real estate - construction                         9,628,000      6,374,000
Real estate - mortgage loans                      36,284,000     28,748,000
Consumer loans                                    22,458,000     18,107,000
                                                  ----------     ----------
  Total                                          $96,129,000    $71,460,000
                                                 ===========    ===========

Nonaccrual loans amounted to $1,090,000, $989,000 and $862,000 at December 31, 1995, 1994 and 1993, respectively. Interest income of approximately $69,000, $102,000 and $42,000 was not recognized as operating income due to the nonaccrual status of loans during 1995, 1994 and 1993, respectively. Loans over 90 days delinquent and accruing interest amounted to $148,000, $210,000 and $312,000 at December 31, 1995, 1994 and 1993, respectively.

The Bank has reached agreements with various borrowers that provide for a modification to the original contract maturity due to a change in the borrower's financial condition. At December 31, 1995 and 1994, the Bank maintained $2,573,000 and $3,337,000, respectively, of such loans, considered by management to be potential problem loans due to the dependency on income production and/or future collateral value. These loans carry a market rate of interest.

At December 31, 1995 and 1994, there were $4,953,000 and $3,490,000, respectively, of loans outstanding to directors, principal shareholders and executive officers and their affiliated interests. Management believes related-party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility.

The Bank customarily originates secured loans which remit interest only. At December 31, 1995 and 1994, such loans amounted to $37,136,000 and $23,251,000, respectively.

The Bank recovered $66,000, $16,000 and $94,000 in 1995, 1994 and 1993,
respectively of legal fees and other expenses related to collection efforts of loans charged-off in years prior to 1994. These recoveries are reflected as reductions of professional fees and other miscellaneous expenses.

6. ALLOWANCE FOR LOAN LOSSES:

A summary of the activity in the allowance for possible loan losses for the years ended December 31, 1995, 1994 and 1993, follows:

                                        1995           1994             1993
                                        ----           ----             ----

BALANCE, BEGINNING OF YEAR           $ 1,152,000    $1,235,000     $ 1,058,000
  Provision for loan losses              115,000       160,000          75,000
  Recoveries of loans previously
   charged off                           160,000        65,000         162,000
  Loans charged off                     (144,000)     (308,000)        (60,000)
                                        --------      --------         -------
BALANCE, END OF YEAR                 $ 1,283,000    $1,152,000      $1,235,000
                                     ===========    ==========      ==========

7. BANK PREMISES AND EQUIPMENT:

Bank premises and equipment are comprised of the following at December 31, 1995 and 1994:

                                            1995               1994
                                            ----               ----

Land                                    $ 139,000           $  139,000
Buildings and improvements              1,922,000            1,361,000
Leasehold improvements                    610,000              563,000
Furniture and equipment                 2,409,000            1,989,000
                                        ---------            ---------
    Total                               5,080,000            4,052,000
Less-- Accumulated depreciation
 and amortization                       2,130,000            1,828,000
                                        ---------            ---------

Bank premises and equipment, net       $2,950,000           $2,224,000
                                       ==========           ==========

Depreciation and amortization expense amounted to $350,000, $240,000 and $233,000 in 1995, 1994 and 1993, respectively.

During 1988, the Bank entered into a ten-year operating lease agreement for a new corporate headquarters and branch location that began in 1989. The lease contains an option for two additional ten-year periods. Rental expense in connection with the lease was approximately $242,000 in 1995, 1994 and 1993, respectively.

Future minimum lease payments as of December 31, 1995, in connection with leases are:

    1996                             $  361,000
    1997                                 371,000
    1998                                 382,000
    1999                                 343,000
    2000                                 102,000
    2001 and thereafter                  948,000
                                         -------
    Total minimum payments required  $ 2,507,000
                                     ===========

On January 31, 1995, the Bank entered into an agreement to sell the Cherry Hill Branch building, property and equipment with the intent to lease back the property for a period of fifteen years with two five-year renewal options. Terms of the capital lease will require lease payments by the Bank of $98,000 for the first five years, $102,000 for the second five years and $108,000 for the remaining five years.

8. INCOME TAXES:

On January 1, 1993, the Corporation adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"). As a result of adopting SFAS 109, the Corporation recognized a cumulative benefit of the change in accounting principle of $100,000 as of January 1, 1993. The benefit is included under the caption "Cumulative Effect of Change in Accounting Principle" in the consolidated statement of income.

The net deferred tax asset recorded by the Corporation at December 31, 1994, and changes thereto during the year ended December 31, 1995, consisted of the following temporary differences:

                                                                                      Deferred
                                                                                         Tax
                                                 December 31      December 31          Benefit        December 31
                                                    1993             1994             (Expense)          1995
                                                 -----------     ------------        ----------       -----------

Provision for loan losses                         $247,000        $218,000             $45,000         $263,000
Deferred loan fees and costs, net                   61,000          81,000             (33,000)          48,000
Depreciation                                       (64,000)        (66,000)             (3,000)         (69,000)
Rent expense                                        51,000          51,000              (4,000)          47,000
Accrued bonus and profit
 sharing                                            30,000          24,000               4,000           28,000
Other, net                                          (7,000)         (2,000)             (7,000)          (9,000)
                                                    ------          ------              ------           ------
  Deferred tax asset                               318,000         306,000               2,000          308,000
  Valuation allowance                              (45,000)        (45,000)                 --          (45,000)
                                                    ------          ------              ------           ------
  Net deferred tax asset                          $273,000        $261,000              $ 2,000        $263,000
                                                  ========        ========              =======        ========

The Corporation has established a valuation allowance of $45,000 against deferred tax assets. Management believes that the remaining deferred tax assets are realizable either through carryback availability against prior year taxable income or the reversal of existing deferred tax liabilities.

The components of the provision for income taxes are as follows:


                                                              For the Year Ended December 31, 1995
                                                       ---------------------------------------------------
                                                            Federal            State            Total
                                                            -------            -----            -----
    Current taxes payable                              $       362,000        $   --          $   384,000
    Deferred tax benefit                                        (2,000)           --              (24,000)
                                                       ---------------        ------         ------------
          Tax provision                                $       360,000        $   --          $   360,000
                                                       ===============        ======          ===========

                                                             For the Year Ended December 31, 1994
                                                       ---------------------------------------------------
                                                            Federal            State            Total
                                                            -------            -----            -----

    Current taxes payable                              $       376,000       $      --         $  376,000
    Deferred tax provision                                      12,000              --             12,000
                                                       ---------------        --------         ----------
          Tax provision                                $       388,000       $      --         $  388,000
                                                       ===============       =========         ==========

                                                              For the Year Ended December 31, 1993
                                                       ---------------------------------------------------
                                                            Federal            State            Total

    Current taxes payable                              $       513,000       $  50,000         $  563,000
    Deferred tax benefit                                       (86,000)        (28,000)          (114,000)
                                                       ---------------        --------         ----------
          Tax provision                                $       427,000       $  22,000         $  449,000
                                                       ===============       =========         ==========


The difference between the provision for income taxes and the amount computed by applying the federal statutory income tax rate to income before income taxes is as follows:

                                                             1995              1994             1993
                                                             ----              ----             ----
Tax provision at staturoty rate                       $  481,000            $423,000         $459,000
Tax exempt interest                                     (123,000)            (38,000)              --
Other, net                                                 2,000               3,000          (10,000)
                                                           -----               -----          -------
Tax provision                                         $  360,000            $388,000         $449,000
                                                      ==========            ========         ========

9. RELATED-PARTY TRANSACTIONS:

The Corporation incurred professional fees of $286,000, $331,000 and $315,000 in 1995, 1994 and 1993, respectively. Included in these amounts were approximately $69,000, $154,000 and $169,000 in 1995, 1994 and 1993, respectively, of fees paid to law firms that were shareholders of the Corporation or had representatives who were shareholders and members of the Board of Directors.

In 1995, the Bank began purchasing automobile loans from a financial services corporation whose president was a member of the Bank's Board of Directors. This company provides all the servicing for these loans. The balance of this automobile loan portfolio was $5,280,000 and $252,000 as of December 31, 1995 and 1994, respectively.

10. COMMITMENTS AND CONTINGENCIES:

The Corporation, from time to time, may be a defendant in legal proceedings relating to the conduct of its banking business. Such legal proceedings are a normal part of the banking business and, in management's opinion, the financial position and the results of operations of the Corporation will not be materially adversely affected by the resolution of such legal proceedings.

In November 1995, the Bank entered into an operating lease agreement to rent the building and property of the Moorestown Branch for a period of twenty years with two five-year renewal options. Terms of the lease, commencing in July 1996, will require lease payments of $127,000 for the first five years, $130,000 for the second five years, $133,000 for the third five years and $137,000 for the remaining five years.

11. PROFIT SHARING PLAN:

The Bank has a profit sharing plan covering substantially all employees who meet the age and service qualifications. Contributions made to the plan by the Bank are allocated to the employees' accounts on a unit basis based on employee compensation. The Bank is not obligated to make a contribution in any given year. The Bank made no contributions in 1995 and 1994 and $21,000 in 1993. The total funded assets of the plan amounted to $102,000 at December 31, 1995. The Plan was amended to a 401(k) plan in 1995 which permits employee contributions and investment decisions. The Bank may, at its discretion, match employee contributions with a percentage contribution to be decided annually.

12. STOCK OPTION PLAN:

The aggregate number of shares of common stock for which options may be issued under the Incentive Stock Option Plan is 50,000 shares. Participants and number of shares granted are determined at the discretion of the Board of Directors. As of December 31, 1995 no options had been granted.

13. SHAREHOLDERS' EQUITY:

The Corporation declared a stock dividend of 5.0% on February 7, 1996 and January 25, 1995 which has been reflected in the accompanying financial statements. The stock dividend increased the number of common shares outstanding by 36,750 shares and 34,000 shares in 1995 and 1994, respectively, and resulted in a transfer from retained earnings of approximately $184,000 and $175,000 to common stock in 1995 and 1994, respectively, and $294,000 and $280,000 to additional paid-in-capital in 1995 and 1994, respectively.

14. FINANCIAL INSTRUMENTS WITH OFF-BALANCE
    SHEET RISK AND CONCENTRATIONS OF CREDIT RISK:

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, in varying degrees, elements of credit and interest rate risk that are not recognized in the consolidated financial statements.

The Bank's exposure to credit loss in the event of nonperformance by other parties to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses with the exception of home equity lines and personal lines of credit and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Bank upon the extension of credit is based on management's credit evaluation of the counterparty. Collateral for commercial commitments varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

At December 31, 1995, the Bank had approved outstanding loan commitments of approximately $36,894,000 relating to undisbursed loans and lines of credit at normal terms.

Standby letters of credit are instruments issued by the Bank that guarantee the beneficiary payment by the Bank in the event of default by the Bank's customer in the nonperformance of an obligation or service. Most standby letters of credit are extended for one-year periods. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral supporting those commitments for which collateral is deemed necessary primarily in the form of certificates of deposit and liens on real estate. The amount of standby letters of credit issued and outstanding as of December 31, 1995 and 1994, were approximately $552,000 and $219,000, respectively.

The Bank originates residential, commercial real estate and consumer loans to customers in southern New Jersey. The majority of these loans are concentrated in southern Burlington County, Camden County, Gloucester County and northern Atlantic County.

15. FAIR VALUE OF FINANCIAL INSTRUMENTS:

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosure about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Bank using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Bank could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                                      December 31, 1995
                                              ----------------------------------
                                                  Carrying         Estimated
                                                   Amount         Fair Value
                                                   ------         ----------
                                                       (in thousands)
ASSETS:
    Investment securities                     $    50,337,000  $    50,337,000
    Loans held for sale                             1,467,000        1,467,000
    Loans held to maturity                         96,129,000       96,335,000

LIABILITIES:
    Demand deposit accounts                        19,812,000       19,812,000
    Interest bearing demand                        46,355,000       46,355,000
    Savings accounts                               21,155,000       21,155,000
    Time certificates of deposit                   57,972,000       58,121,000

The fair value of investment securities is based on quoted market prices, dealer quotes and prices obtained from independant pricing services. The fair value of loans held for sale is based upon the commitment made by the purchaser. The fair value of loans is estimated by discounting future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities.

The fair value of deposit liabilities for demand and savings deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity time certificates of deposit was estimated using the rates currently offered for deposits of similar remaining maturities.

16. ATCORP, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION:

                            CONDENSED BALANCE SHEETS

                                                                                    December 31
                                                                         -----------------------------------
                                                                               1995             1994
                                                                               ----             ----
ASSETS:
    Cash                                                                 $       263,000  $       307,000
    Investment in bank subsidiary                                             10,217,000        8,506,000
                                                                         ---------------  ---------------
                                                                         $    10,480,000  $     8,813,000
                                                                         ===============  ===============
LIABILITIES:
    Other liabilities                                                             12,000           31,000
                                                                         ---------------  ---------------

SHAREHOLDERS' EQUITY:
    Common stock                                                               3,902,000        3,718,000
    Additional paid-in capital                                                 3,804,000        3,510,000
    Retained earnings                                                          2,265,000        1,689,000
    Net unrealized holding gain (loss) on securities                             542,000          (90,000)
    Treasury stock                                                               (45,000)         (45,000)
                                                                         ---------------  ---------------

          Total shareholders' equity                                          10,468,000        8,782,000
                                                                         ---------------  ---------------

                                                                         $    10,480,000  $     8,813,000
                                                                         ===============  ===============


                         CONDENSED STATEMENTS OF INCOME



                                                                  For the Year Ended December 31
                                                       --------------------------------------------------------
                                                             1995              1994             1993
INCOME:
    Interest income                                    $        10,000   $        30,000  $         7,000
EXPENSE:
    Amortization of organization costs                             --                 --           25,000
    Other operating expenses                                    15,000            13,000           13,000
    Legal and professional                                      20,000            31,000            4,000
                                                       ---------------   ---------------  ---------------
          Loss before income taxes and
              equity in undistributed net
              income of subsidiaries                           (25,000)          (14,000)         (35,000)

FEDERAL INCOME TAX BENEFIT                                          --                --           12,000
                                                       ---------------   ---------------  ---------------
          Loss before equity in undistri-
              buted net income of
              subsidiaries                                     (25,000)          (14,000)         (23,000)
EQUITY IN UNDISTRIBUTED NET
    INCOME OF SUBSIDIARIES                                   1,079,000           871,000        1,026,000
                                                       ---------------   ---------------  ---------------
NET INCOME                                             $     1,054,000   $       857,000  $     1,003,000
                                                       ===============   ===============  ===============

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                  For the Year Ended December 31
                                                       --------------------------------------------------------
                                                             1995              1994             1993

Cash flows from operating activities:
    Net income                                         $     1,054,000   $       857,000  $     1,003,000
    Adjustments to reconcile net income
       to net cash provided by
       operating activities-
          Amortization of organization
              costs                                                 --                --           25,000
          (Increase) decrease in receivable
              from bank subsidiary                                  --            12,000           (2,000)
          (Decrease) increase in other
              liabilities                                      (19,000)           24,000            3,000
          Undistributed earnings of
              subsidiaries                                  (1,079,000)         (871,000)      (1,026,000)
                                                            ----------          --------       ----------
    Total adjustments                                       (1,098,000)         (835,000)      (1,000,000)
    Net cash provided by operating
       activities                                              (44,000)           22,000            3,000

Cash, beginning of year                                        307,000           285,000          282,000
                                                            ----------          --------       ----------
Cash, end of year                                      $       263,000   $       307,000  $       285,000
                                                       ===============   ===============  ===============



Item 9...Disagreements on Accounting and Financial Disclosure.

None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

Directors

         The Board of Directors of the Company currently consists of 14 members. Each member of the Company's Board of Directors also serves as a director of the Bank. The directors serve one-year terms. The following table sets forth certain information about the directors of the Company.

                                                                                             Director
                                                   Principal Occupation                      Of Bank
       Name                        Age               for Past Five Years                       Since

Frank J. Bartolone               62         Principal owner of the public                    1985
                                            accounting firm of Bartolone &
                                            Snyder, PA.

Stewart A. Collins               56         Senior Vice President and                        1983
                                            Cashier of the Bank and Senior
                                            Vice President, Secretary and
                                            Treasurer of the Company.

Walter F. Crossley               53         President of Becca, Inc., a                      1985
                                            real estate holding company.

Jerold D. Gerstein               64         Principal owner of Jerold D.                     1985
                                            Gerstein and Associates, PC, and
                                            a Certified Public Accountant.

Dorothy S. Hannaway              74         Retired, merchandise control                     1974
                                            employee, Sears, Roebuck & Co.

Warren H. Hannaway               74         Retired, Chief Chemist, BGA                      1971
                                            International Co.

Donald A. Morano                 55         President, Donald A. Morano,                     1985
                                            Inc., a corporation engaged in
                                            home building, and Pro-Mor Corp.,
                                            a corporation which constructs and
                                            markets residential real estate.

Michael M. Quick                 48         President and Chief Operating                    1994
                                            Officer of the Company and the Bank
                                            and Chief Credit Administrator of the Bank

William E. Reifsteck             64         Attorney-at-Law, Capehart &                      1983
                                            Scatchard, PA.

Marc L. Reitzes                  56         Chairman and Chief Executive                     1983
                                            Officer of the Company and of the Bank

M. Zev Rose                      58         Attorney-at-Law, Sherman,                        1985
                                            Silverstein, Kohl, Rose &
                                            Podolsky.

Stephen D. Samost                39         Attorney-at-Law                                  1986




Jonathan D. Weiner               51         Attorney-at-Law, Fox,                            1983
                                            Rothschild, O'Brien & Frankel.

Michael J. Wimmer                43         A principal in Hann & Co.,                       1985
                                            and intermediary in the sale
                                            and servicing of secured motor
                                            vehicle loans.

                                  See also "Executive Officers of the
                                           Registrant" in Part I above.

Item 11. Board Personnel Committee Report on Executive Compensation.

         No compensation was paid during 1995 by the Company. Compensation paid by the Bank on an annual basis to its executive officers is initially determined by the Personnel Committee of the Board of Directors of the Bank and then approved by the Board as a whole. In 1995, the Personnel Committee was comprised of Directors Jonathan D. Weiner (Chairman), Michael J. Wimmer, and Walter Crossley. Other than as set forth below, none of the compensation paid by the Bank to its executive officers is based upon their performance in carrying out their duties or upon the performance, financial or otherwise, of the Bank. The Bank has a total of six executive officers, including three senior executive officers.

         The Personnel Committee sets the annual compensation levels for the executive officers of the Bank, other than for three of its senior executive officers as noted below, through the Committee's evaluations of those officers based upon reports from their superiors submitted to the Personnel Committee. The Committee's assessment of each executive officer and of the amount of compensation the Committee believes should be paid to each is essentially a subjective process.

         The reports submitted to the Committee contain detailed analyses of each executive officer's performance in his given assignments within the Bank; his stated performance goals and the degree to which he achieved his goals; and his general comportment and efficiency in the performance of the tasks assigned to him. The Committee also reviews the compensation levels paid to executive officers of similar standing and responsibilities in sister banking institutions in the immediate geographic area of the Bank to determine whether the compensation levels paid, or proposed to be paid, to the Bank's executive officers are comparable or excessive. The Committee then sets the proposed compensation level of each executive officer of the Bank and reports same to the Bank's Board of Directors. The Bank's Board of Directors then adopts, amends or rejects the committee's report and sets the final level of compensation for each executive officer.

         Compensation to Senior Executive Officers. The Bank has three senior executive officers. Marc L. Reitzes is the Chairman, Chief Executive Officer and a Director of the Company and of the Bank. Michael M. Quick is President, Chief Operating Officer and Director of the Company and of the Bank In addition, he is Chief Credit Administrator of the Bank. Stewart A. Collins is a Senior Vice President, Cashier and a Director of the Bank and Senior Vice President, Secretary, Treasurer and a Director of the Company.

         The annual salaries and certain other benefits paid by the Bank to all three senior executive officers are based upon written employment agreements with the Bank. These employment agreements will terminate on March 1, 1997; however, each agreement will automatically be renewed for successive three-year terms unless either party to the agreement notifies the other party at least 180 days prior to the expiration date of any three-year term that the agreement will not be renewed. The Company is a party to the written employment agreements between the Bank and Messrs. Reitzes, Quick and Collins and, pursuant to each agreement, is the guarantor of the Bank's performance of the financial terms of each agreement.

         The employment agreements for senior executive officers Reitzes, Quick and Collins required the Bank to pay base annual salaries for 1995 of $152,000, $100,000 and $89,000, respectively, along with the use by each of an automobile, the cost of the insurance for the automobile, and the cost of maintenance and gasoline for each's use of the automobile; basic medical, major medical and hospitalization insurance; term life insurance in amounts of $500,000, $300,000 and $300,000 respectively; long-term total disability insurance providing payments in the event of total disability in the amounts of $90,000, $60,000 and $55,000 respectively. Under their employment agreements, Messrs. Reitzes, Quick and Collins are also eligible for annual bonuses based upon the gross assets and after-tax profits of the Bank. The bonuses and the amounts thereof for each senior executive officer are set at the sole discretion of the Board of Directors of the Bank. Messrs. Reitzes and Collins are participants in the Bank's profit sharing plan and each has been designated as a "key employee" of the Bank for the purpose of participating in the Incentive Stock Option Plan of the Company and its subsidiaries. In 1995 through December 31, Messrs. Reitzes, Quick and Collins were paid total compensation of $204,897, $122,704 and $113,215, respectively.

         The following table sets forth all cash compensation paid by the Bank, for services rendered in all capacities to the Bank during 1995, to Messrs. Reitzes, Quick and Collins, the only executive officers of the Bank who earned in excess of $100,000 per year:

                                            Summary Compensation Table

       Name and                                                             Other Annual              All Other
Principal Position             Year         Salary          Bonus           Compensation            Compensation

Marc L. Reitzes                1995         152,000         15,000                 30,697                7,200
Chairman, CEO                  1994         149,000         15,000                 28,044                4,650
                               1993         146,000           None                 25,706                3,400

Michael Quick                  1995         100,000         12,000                  3,704                7,000
President, COO.                1994          90,000         12,000                  4,114                2,600
                               1993          80,000           None                  9,624                 None

Stewart A. Collins             1995          89,000          8,000                 16,215                7,050
Senior Vice Pres.              1994          87,000          8,000                 16,238                4,650
                               1993          85,000           None                 11,826                3,400

         In 1995 the Bank paid Directors' fees of $500 per month to each of its Directors and plans to continue such practice in 1996. The Company did not pay any fees to Directors in 1995 and intends to continue such practice in 1996.

         Compensation Pursuant to Plans. The Bank maintains a profit sharing plan (the "Plan") which covers substantially all employees. The Plan was amended in 1995 to a 401 (k) plan which permits employee contributions and transfers investment control from the trustees to the employees. No further contributions will be made to the former profit sharing component of the Plan by the Bank. The Bank may, at its discretion, match employee contributions with a percentage contribution to be decided annually. A participating employee's interest in the Plan contributions made by the Bank is 10% vested after two full years of service and his/her vested interest in the Plan increases 10% the third year, 20% in the fourth through seventh years, and she/he is 100% vested after seven years of service. No contributions were made to the Plan for 1994. In 1995 amounts accrued were $1,000 for Mr. Reitzes, $875 for Mr. Quick and $779 for Mr. Collins.

         In 1990, the Board of Directors adopted and the stockholders approved an Incentive Stock Option Plan for key employees of the Company and its subsidiaries. At present, no options have been granted under such plan.

Item 12. Security Ownership of Certain Beneficial
                  Owners and Management.

         The following table sets forth, as of March 27, 1996, the amount and percentage of the outstanding Common Stock beneficially owned by each director, and all executive officers and directors of the Company as a group, as reflected on the Company's stock records.

                                                                                            Percent of
                                                        Common Stock                       Common Stock
                Name                                        Owned                              Owned
Frank J. Bartolone...................................       33,236 (1)                       4.31%
Stewart A. Collins...................................        4,978                           0.65%
Walter F. Crossley...................................       69,343                           8.99%
Jerold D. Gerstein...................................        9,533                           1.24%
Dorothy S. Hannaway..................................        3,057                           0.40%
Warren H. Hannaway...................................        2,905                           0.38%
Michael M. Quick.....................................        1,700                           0.22%
Donald A. Morano.....................................       36,129                           4.68%
William E. Reifsteck.................................       20,130                           2.61%
Marc L. Reitzes......................................       33,133 (2)                       4.29%
M. Zev Rose..........................................       11,660                           1.51%
Stephen D. Samost....................................        8,571                           1.11%
Jonathan D. Weiner...................................       18,042                           2.34%
Michael J. Wimmer....................................       28,584 (3)                       3.70%
Directors & Executive Officers
 as a Group (17 Persons).............................      281,265                          36.45%

(1) Includes 6,821 shares owned by members of Mr. Bartolone's immediate family and 788 shares owned by Bartolone & Snyder, PA, of which Mr. Bartolone is a principal owner.

(2)  Includes 9,732 shares owned by members of Mr. Reitzes' immediate family.

(3) Includes 22,647 shares registered to Hann & Co., of which Mr. Wimmer is a principal owner.

Certain Beneficial Owners.

         The following table sets forth, as of March 27, 1996, the name and address of each person who is known by the Board of Directors of the Company to be the beneficial owner of 5% or more of the Company's outstanding Common Stock, the number of shares beneficially owned by such person, and the percentage of the Company's outstanding Common Stock so owned.

                                                                Percent of
                                     Common Stock              Common Stock
              Name and Address         Owned (1)                   Owned
      Walter F. Crossley                  69,343                  8.99%
      401 Rt. 70 East

      Cherry Hill, NJ  08034

      A. R. DeMarco Enterprises           43,563                  5.64%
      Profit Sharing Trust
      44 Packard Street
      Hammonton, NJ  08037

      L&S Rest Home Employees            163,806                 21.23%
                                         -------                 ------
      Retirement Plan Trust
      Pliner Designated Fund (2)

                TOTAL                    276,712                 35.86%
                                         =======                 ======

(1) A person is deemed to be the beneficial owner of securities if he has or shares voting power (which includes the power to vote, or to direct the voting of such securities) or investment power (which includes the power to dispose, or to direct the disposition, of such securities). A person is also deemed to be the beneficial owner of any securities of which he has the power to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed the beneficial owner of the same securities. The information set forth in the table above includes all shares of Common Stock of the Company over which the above-named persons, individually or together, share voting power or investment power, adjusted, however, to eliminate the reporting of shares more than once in order not to overstate the aggregate beneficial ownership of such persons.

(2) Does not include any shares held by beneficiaries of the trust. Beneficiaries of the trust include the following individuals, whose direct stock ownership if aggregated with the shares owned by the trust which are attributable to their respective accounts are as follows:

                                                                                          Shares Owned If
                                                                                          Aggregated with
                                                        Shares Owned                         The Trust
                   Name and Address                    Number/Percent                     Number/Percent

               Ilene Pliner Armato                         8,737/1.13%                        35,414/4.59%
               401 Jackson Road
               Atco, NJ  08004

               Victoria Pliner Kravitz                     7,336/0.95%                        52,218/6.77%
               401 Jackson Road
               Atco, NJ  08004

               Gerald Pliner                              17,577/2.28%                      101,002/13.09%
               401 Jackson Road
               Atco, NJ  08004

               Judith Pliner                               1,282/0.17%                        10,205/1.32%
               401 Jackson Road
               Atco, NJ  08004

         Such individuals, who are related, disclaim beneficial ownership of shares owned by each other, as well as the shares owned by the trust not attributable to their respective accounts. See Item 3 - "Legal Proceedings" for a description of restrictions on the voting of certain of these shares.

Item 13.  Certain Relationships and Related Transactions.

         During 1995, the Company did not extend any credit to, nor did it have any transactions with, any of its Directors, executive officers or holders of at least 5% of the Company's or the Bank's outstanding shares of Common Stock or any members of the immediate families of the foregoing persons. Since January 1, 1995, the maximum amount of credit extended by the Bank to the Company's and the Bank's Directors, executive officers and holders of at least 5% of the Company's outstanding shares of Common Stock, as a group, was approximately $4,953,000 on December 31, 1995, which amount was equal to approximately 51% of the Bank's equity capital accounts as of that date.

         All extensions of credit to Directors, executive officers and major shareholders of the Company, and their associates, by the Bank have been, and are expected to be, banking transactions in the ordinary course of business on substantially the same terms, including interest rates and collateral for loans, as those prevailing at the time for comparable transactions with unaffiliated parties, and not involving more than the normal risk of collect ability or presenting other unfavorable features. There were no defaults under the terms of any extension of credit from the Bank to any Director, executive officer or major shareholder.

         During 1995, the Bank paid approximately $69,000 for legal services to law firms in which several of its Directors are associated, which practice the Bank anticipates will continue in the future.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules,
                  and Reports on Form 8-K.

         (a)      Financial Statements, Schedules and Exhibits

                  (1)      Financial Statements

                  The following consolidated financial statements of Atcorp, Inc. and Subsidiaries are included in Item 8 above.

                           Report of Independent Public Accountants

                           Consolidated Balance Sheets - December 31, 1995 and 1994

                           Consolidated Statements of Income - Years Ended December 31, 1995, 1994 and 1993

                           Consolidated Statements of Shareholders' Equity - Years Ended December 31, 1995, 1994 and 1993

                           Consolidated Statements of Cash Flows - Years Ended December 31, 1995, 1994 and 1993

                           Notes to Consolidated Financial Statements

                  (2)      Financial Statement Schedules.  Financial

                           statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                  (3)      Exhibits filed pursuant to Item 601 of Regulation
                           S-K.

                            Exhibit                    Description
                            -------                    -----------

                           3(a)     Restated Certificate of Incorporation (1)
                           3(a)(i)  Second Restated Certificate of

                                        Incorporation

                           3(b)     By-Laws of the Registrant (1)
                           10(a)    Atco National Bank Profit Sharing Plan (1)
                           10(b)    Employment Agreement between Atco
                                    National Bank and Marc L. Reitzes (1)

                           10(c)    Employment Agreement between Atco
                                    National Bank and Stewart A. Collins (1)
                           10(d) Lease Agreement between Atco National Bank and Davis Enterprises (1)

                            Exhibit                    Description
                            -------                    -----------

                           10(e)   Reserve Premium Account Agreement
                                   between Atco National Bank and American
                                   Bankers Professional and Fidelity
                                   Insurance Company Limited (1)

                           10(f)   1990 Incentive Stock Option Plan
                           11      Computation of Earnings Per Share
                           22      Subsidiaries of the Company (2)
                           28      Letter from Comptroller of the Currency to
                                   Atco National Bank, dated June 12, 1986 (1)

(1) Incorporated by reference to exhibits to registrant's registration statement on Form S-4 (No. 33-24649).

(2) Incorporated by reference to exhibits to registrant's registration statement on Form S-1 filed with the Securities and Exchange Commission on March 14, 1989.

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the year ended December 31, 1995.

                                                                      EXHIBIT 11

                                  ATCORP, INC.
                        COMPUTATION OF EARNINGS PER SHARE


                                                                  For Years Ended December 31,
                                                            1995              1994            1993

COMPUTATION OF EARNINGS PER
COMMON SHARE:

Shares -
    Weighted average shares
         outstanding (1)                                   771,750           771,750            771,750

Earnings -

         Net Income before cumulative effect

         of change in accounting principle             $1,054,000           $857,000         $  903,000

         Cumulative effect of change in

         accounting principle                          $        0           $      0         $  100,000
                                                       ----------           --------         ----------

         NET INCOME                                    $1,054,000           $857,000         $1,003,000
                                                       ==========           ========         ==========

Earnings per common share-

         Income before Change in

         accounting principle                                 $1.37             $1.11            $1.17
         Change in accounting principle                       $0.00             $0.00            $0.13
                                                              -----             -----            -----
NET EARNINGS PER SHARE                                        $1.37             $1.11            $1.30
                                                              =====             =====            =====


(1) Weighted average shares outstanding were adjusted retroactively to reflect the stock dividend paid February 26, 1996 to shareholders of record February 16, 1996

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     ATCORP, INC.

                     By:(s) Marc L. Reitzes
                            ----------------------------
                     Marc L. Reitzes, Chairman & C.E.O.

Date:    March 27, 1996

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                 Signature                                           Title                       Date

(s) Marc L. Reitzes                                      Chairman and Chief Executive
----------------------------                                 Officer and Director            3/27/96
Marc L. Reitzes

(s) Michael M. Quick                               President and Chief Operating Officer
----------------------------                                     and Director                3/27/96
Michael M. Quick

(s) Stewart A. Collins                               Sr. Vice President/Treasurer-Director
----------------------------                           (Principal Accounting Officer)       3/27/96
Stewart A. Collins

(s) Frank J. Bartolone
----------------------------
Frank J. Bartolone                                                 Director                  3/27/96

(s) Walter F. Crossley
----------------------------
Walter F. Crossley                                                 Director                   3/27/96

(s) Jerold D. Gerstein
----------------------------
Jerold D. Gerstein                                                 Director                   3/27/96

(s) Dorothy S. Hannaway
----------------------------
Dorothy S. Hannaway                                                Director                   3/27/96

(s) Warren H. Hannaway
----------------------------
Warren H. Hannaway                                                 Director                   3/27/96

----------------------------
Donald A. Morano                                                   Director

(s) William E. Reifsteck
----------------------------
William E. Reifsteck                                               Director                   3/27/96

(s) M. Zev Rose
----------------------------
M. Zev Rose                                                        Director                   3/27/96

(s) Stephen D. Samost
----------------------------
Stephen D. Samost                                                  Director                   3/27/96

(s) Jonathan D. Weiner
----------------------------
Jonathan D. Weiner                                                 Director                   3/27/96

(s) Michael J. Wimmer
----------------------------
Michael J. Wimmer                                                  Director                   3/27/96