Form 10-Q
period 1996-03-31
ATCORP INC
filed 1996-05-15
CIK 840016

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996
                               --------------

                                       OR

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________

Commission file number 33-24649
                       --------
                                  ATCORP, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         NEW JERSEY                                             22-2911209
- -------------------------------                             ------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

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

                                 Not Applicable
                 (Former name, former address and former fiscal
                       year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _X_  No____

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes____No____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                           Outstanding as of
                  Class                                     March 31, 1996
                  ------                                    --------------
Common Stock, par value $5.00 per share                          771,750

                          ATCORP, INC. AND SUBSIDIARIES
                          -----------------------------

                                      INDEX
                                      -----





Part I:  Financial Information                                         Page

         Item 1:  Financial Statements:

                  Consolidated Balance Sheets -
                  March 31, 1996 (unaudited) and
                  December 31, 1995                                       3

                  Consolidated Statements of Income -
                  Three Months Ended March 31, 1996
                  and 1995 (unaudited)                                    4

                  Consolidated Statements of Cash Flows -
                  Three Months Ended March 31, 1996
                  and 1995 (unaudited)                                    5

                  Notes to Consolidated Financial Statements
                  (unaudited)                                             6

         Item 2:  Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                           7

Part II:  Other Information

         Item 6:  Exhibits and Reports on Form 8-K                        9

         Signatures                                                      10

Part I -- Financial Information

                          ATCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (unaudited, in thousands)

                                                                                                March 31,          December 31,
                             ASSETS                                                               1996                 1995
                                                                                              ----------           ------------

CASH AND DUE FROM BANKS ......................................................                 $   4,645             $   4,865
FEDERAL FUNDS SOLD ...........................................................                       960                   775
Interest-bearing deposits with other banks ...................................                       300                   124
INVESTMENT SECURITIES
  Held to maturity (market value of
  $250 in 1996 and $250 in 1995) .............................................                       250                   250
  Available for sale (cost of $69,302 in
  1996 and $49,266 in 1995) ..................................................                    69,590                50,087
                                                                                               ---------               -------
                                                                                                  69,840                50,337
LOANS HELD FOR SALE ..........................................................                       959                 1,467
LOANS ........................................................................                   107,731                96,129
  Less-- Allowance for loan losses ...........................................                    (1,253)               (1,283)
                                                                                                ---------               -------
         Net loans ...........................................................                   107,437                94,846
Bank Premises & Equipment, net ...............................................                     2,931                 2,950
Accrued Interest Receivable ..................................................                     1,904                 1,610
Other Assets .................................................................                     1,006                   801
                                                                                               ---------               -------
               TOTAL ASSETS ..................................................                 $ 189,023               157,775
                                                                                               =========               =======

                      LIABILITIES AND
                    SHAREHOLDERS' EQUITY
DEPOSITS
  Demand .....................................................................                    20,162                19,812
  Interest-bearing demand ....................................................                    47,381                46,355
  Savings ....................................................................                    21,161                21,155
  Certificates of deposit over $100,000 ......................................                    22,208                 8,495
  Other time deposits ........................................................                    60,506                49,477
                                                                                               ---------               -------
              TOTAL DEPOSITS .................................................                   171,418               145,294
Borrowed Funds ...............................................................                     5,000                  --
Accrued Interest Payable .....................................................                       829                   521
Other Liabilities ............................................................                     1,333                 1,492
                                                                                               ---------               -------
                Total Liabilities ............................................                   178,580               147,307
SHAREHOLDERS' EQUITY
  Preferred stock, $5 par value per share;
  1,000,000 shares authorized, none
  issued and outstanding .....................................................                        --                    --
  Common stock, $5 par value per share;
  2,000,000 shares authorized, 780,266
  issued and 771,750 outstanding in 1996
  and 1995 ...................................................................                     3,902                 3,902
ADDITIONAL PAID-IN CAPITAL ...................................................                     3,804                 3,804
RETAINED EARNINGS ............................................................                     2,592                 2,265
NET UNREALIZED HOLDING GAIN
  (LOSS) ON SECURITIES .......................................................                       190                   542
TREASURY STOCK, at cost (8,516 shares) .......................................                       (45)                  (45)
  Total shareholders' equity .................................................                    10,443                10,468
                                                                                               ---------               -------
  Total liabilities and shareholders' equity .................................                 $ 189,023             $ 157,775
                                                                                               =========             =========


        The accompanying notes are an integral part of these statements.

                          ATCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)

                                                                                   Three Months Ended
                                                                                         March 31,
                                                                               1996                    1995
                                                                               ----                    ----
INTEREST INCOME
  Interest and fees on loans ..........................................       $ 2,382                 $ 1,697
  Interest on federal funds sold ......................................             7                      82
  Interest on interest-bearing deposits ...............................            12                       1
  Interest on investment securities-taxable ...........................           852                     498
  Interest on investment securities-tax exempt ........................            84                      55
                                                                              -------                 -------
       Total interest income ..........................................         3,337                   2,333
INTEREST EXPENSE
  Interest on deposits ................................................         1,493                     962
  Interest on other borrowed funds ....................................            96                       5
                                                                              -------                 -------
       Total interest expense .........................................         1,589                     967
                                                                              -------                 -------
  Net interest income .................................................         1,748                   1,366
PROVISION FOR LOAN LOSSES .............................................            --                      60
                                                                              -------                 -------
  Net interest income after provision for loan
   losses .............................................................         1,748                   1,306
                                                                              -------                 -------
NONINTEREST OPERATING INCOME
  Service charges, commissions and fees ...............................           125                     109
  Securities gains (losses) ...........................................             2                     (36)
  Gain on sale of loans ...............................................                                    --
  Other income ........................................................            57                      62
                                                                              -------                 -------
       Total noninterest operating income .............................           184                     135
                                                                              -------                 -------
NONINTEREST OPERATING EXPENSE
  Salaries and employee benefits ......................................           722                     612
  Occupancy expense ...................................................           190                     127
  Furniture and equipment expense .....................................           124                      81
  Professional fees ...................................................            59                      94
  F.D.I.C. assessment .................................................            --                      57
  Other expense .......................................................           386                     285
                                                                              -------                 -------
      Total noninterest operating expense .............................         1,481                   1,256
      Income before income taxes ......................................           451                     185
INCOME TAXES ..........................................................           124                      46
                                                                              -------                 -------

NET INCOME ............................................................       $   327                 $   139
                                                                              =======                 =======

EARNINGS PER SHARE ....................................................       $  0.42                 $  0.18
                                                                              =======                 =======



        The accompanying notes are an integral part of these statements.

                          ATCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                          1995               1994
                                                                                       ---------           ---------
                                                                                              (in thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
       Net income ..............................................................        $    327            $    139
       Adjustments to reconcile net income to net
             cash provided by operating activities
                  Depreciation and amortization ................................             158                  93
                  Provision for loan losses ....................................             (30)                 63
                  Provision for deferred taxes .................................              13                  35
                  Increase (decrease) in interest receivable ...................            (288)                 34
                  Increase in other assets .....................................            (185)                (36)
                  Increase (decrease) in accrued expenses
                   and other liabilities .......................................              10                (394)
                  Increase in interest payable .................................             308                  64
                  Loss (gain) on sale of securities available for sale .........              (2)                 32
                                                                                        --------            --------
                  Total adjustments ............................................             (16)               (110)
                                                                                        --------            --------

             Net cash provided by operating activities .........................             311                  29
                                                                                        --------            --------

CASH FLOW FROM INVESTING ACTIVITIES:
                  Decrease (increase) in deposits with other banks .............             793                (321)
                  Purchases of investment securities ...........................         (24,823)            (12,198)
                  Proceeds from sales of securities available for sale .........           3,868               8,774
                  Proceeds from maturities of investments ......................           1,034                 236
                  Purchases of premises and equipment ..........................             (96)                (68)
                  Increase in loans ............................................         (12,060)             (5,898)
                  Increase in other real estate ................................              --                 (51)
                                                                                        --------            --------

             Net cash used in investing activities .............................         (31,284)             (9,526)
                                                                                        --------            --------

CASH FLOW FROM FINANCING ACTIVITIES:
                  Net increase (decrease) in savings and
                   demand deposit accounts .....................................           1,196              (4,048)
                  Net increase in time certificates of deposit .................          24,742              13,934
                  Net increase in borrowed funds ...............................           5,000                  --
                                                                                        --------            --------

             Net cash provided by financing activities .........................          30,938               9,886
                                                                                        --------            --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...........................             (35)                390

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD ..............................           5,640               9,474
                                                                                        --------            --------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD ....................................        $  5,605            $  9,864
                                                                                        ========            ========


        The accompanying notes are an integral part of these statements.

NOTE A - Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared pursuant to the instructions to Form 10-Q and Rule 10-1 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. All adjustments made to the unaudited financial statements were of a normal recurring nature. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and notes thereto included in the annual report for the year ended December 31, 1995.


NOTE B - Earnings Per Share

         Earnings per share are based upon the average number of shares outstanding and are adjusted retroactively for the stock dividend of 5 shares for every 100 shares held which was paid February 26, 1996. The average number of shares outstanding amounted to 771,750 in the three month periods ended in March 31, 1996 and March 31, 1995, respectively.


NOTE C - Statement No. 115 "Accounting for Certain Investments in Debt and
         Equity Securities"

         SFAS No. 115 requires that securities "available for sale" be carried at fair value with valuation adjustments (after tax) included in a separate component of shareholders' equity. The Corporation adopted SFAS 115 as of January 1, 1994.

         Debt securities acquired as investments that are intended to be "held to maturity" are stated at cost adjusted for amortization of premiums and accretion of discounts using the level yield method. Those securities that are designated as available for sale for liquidity purposes are carried at fair market value and the net unrealized gain or loss is reported as a separate component of shareholders equity, net of tax, until realized. Realized securities gains and losses are calculated for each transaction and recorded as they may occur.

         The amortized cost and estimated values of investment securities as of March 31, 1996 are as follows:

                                                     GROSS             GROSS            ESTIMATED
                                    AMORTIZED        UNREALIZED        UNREALIZED       MARKET
HELD TO MATURITY                    COST             GAINS             LOSSES           VALUE
- ---------------------------------------------------------------------------------------------------
Debt securities issued by foreign
         governments ...............      250               --                 --        $     250
- ---------------------------------------------------------------------------------------------------
         TOTALS .................... $    250          $    --          $      --        $     250


                                                     GROSS             GROSS            ESTIMATED
                                    AMORTIZED        UNREALIZED        UNREALIZED       MARKET
AVAILABLE FOR SALE                  COST             GAINS             LOSSES           VALUE
- ---------------------------------------------------------------------------------------------------
U.S. Treasury Securities............ $ 10,034          $   95           $     (7)          $ 10,122
U.S. Agency Securities..............    8,301              29                (49)             8,281
Obligations of States &
   Political subdivisions ..........    6,995             104                (10)             7,089
Corporate debt securities ..........    4,590              80                (39)             4,631
Mortgage-backed securities .........   12,076              78               (108)            12,046
SBA Pools ..........................   25,516             162                (59)            25,619
Equity securities ..................    1,790              12                 --              1,802
- ---------------------------------------------------------------------------------------------------
         TOTALS .................... $ 69,302          $  560           $   (272)          $ 69,590


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following analysis by the management of the Company summarizes the significant changes in the results of operations presented in the consolidated statements of income for the three months ended March 31, 1996 and 1995, and presents an analysis of the financial condition of the Company at March 31, 1996. The financial statements and accompanying notes included in the Company's December 31, 1995 Annual Report on Form 10-K should be read in conjunction with this analysis.

Results of Operations for the Three Months ended March 31, 1996 and 1995
- ------------------------------------------------------------------------

         Interest income increased $1,004,000 from $2,333,000 in the first three months of 1995 to $3,337,000 in the first quarter of 1996 or 43%. This increase was a result of an increase in interest and fees on loans of $685,000 (40%), a decrease in interest on federal funds sold of $75,000, an increase in interest on deposits with other bank's of $11,000, an increase in interest on taxable securities of $354,000 (71%), and an increase in interest on tax-exempt securities of $29,000. The decrease in interest on Federal funds sold was the result of increased use of funds for loans and investments.
Increases in investments and loans were from increased deposits and borrowed funds.

         Interest expense on deposits increased $531,000 from $962,000 in the first three months of 1995 to $1,493,000 in the first quarter of 1996 or 55%. Interest expense on borrowed funds increased $91,000 during the first three months of 1996 from $5,000 during the same period in 1995. The increase in interest on deposits in 1996 relates to growth in certificates of deposit which pay slightly higher rates than savings instruments and similar certificates offered locally. Net interest income increased $382,000 or 28% which is slightly more than one third of the improvement in interest income as a result of the higher cost of funds.

         The provision for loan losses decreased $60,000 from the first quarter of 1995 as no provision was required in the first three months of 1996. The analysis of the allowance for loan losses conducted at the end of the first quarter of 1996 does indicate that a provision will be necessary in the second quarter as a result of two factors. Although growth in the portfolio has been largely in SBA loans, the majority of which is guaranteed, normal loan growth in traditional products has begun to accelerate. In addition, we experienced net recoveries in 1995 which we do not expect under normal conditions. Management continues to review the Bank's loan portfolio and analyze the allowance for possible loan losses on a quarterly basis and believes that the allowance is adequate.

         Noninterest operating income increased $49,000 or 36% from $135,000 in the first three months of 1995 to $184,000 in the first quarter of 1996. Of this increase, $16,000 represented an increase in service charges, commissions and fees, $38,000 represented an increase to gains from losses on the sale of securities, and $5,000 represented a decrease in other income.

         Noninterest operating expense increased $225,000 from $1,256,000 in the first quarter of 1995 to $1,481,000 in the first three months of 1996 or 18%. Salaries and benefits increased $110,000 from $612,000 in the first three months of 1995 to $722,000 in the first three months of 1996 or 18% which was due to an increase in staff for the new Cherry Hill office and normal salary increases for existing personnel which averaged approximately 5% over the past year. Occupancy expense increased $63,000 to $190,000 in the first quarter of 1996 from $127,000 in the first three months of 1995 due to costs of Cherry Hill and increased maintenance due to higher than normal snow removal costs. Furniture & equipment expense increased $43,000 from $81,000 in the first quarter of 1995 to $124,000 in 1996 as a result of depreciation on new furniture and equipment for Cherry Hill and Marlton together with increased maintenance of older equipment in operations and the branches. Professional fees decreased $35,000 as a result of fewer loan collection efforts. FDIC assessment decreased $57,000 as a result of the insurance fund becoming fully restored, Other expense increased $101,000 from $285,000 in the first quarter of 1995 to $386,000 in the first quarter of 1996. The major components of the increase in other expense were $26,000 in advertising and public relations, $23,000 in advisory fees for network and consulting projects, $19,000 in stationery and supplies representing increased paper costs and volume, $12,000 in EDP supplies representing volume impact on microfilm, printer ribbons and paper, $6,000 in processing costs at correspondents, $5,000 in postage costs as well as small increases in many other categories, many of which increase with growth in assets.

         With the improved net interest margin, and increased noninterest income and also increases in noninterest operating expense, income before income taxes increased $266,000 or 144% from $185,000 in the first quarter of 1995 to $451,000 in the first quarter of 1996.

         The Company's provision for Federal and State income taxes for the quarter is approximately 27% of income before taxes reflecting permanent timing differences and tax exempt income.

         Net income for the first quarter of 1996 was $327,000 compared with $139,000 for the first quarter of 1995. Expressed on a per share basis, the Company earned $0.42 per share in the first quarter of 1996 compared with earnings of $0.18 per share in the first three months of 1995.


FINANCIAL CONDITION

         Management believes that the financial condition of the Company has improved over the past year. Interest margins have improved. Nonperforming assets have been reduced. The Bank continues to be well capitalized. Loan demand has continued strong but very rate competitive. The local economy continues to improve at a modest pace. Deposit rates increased substantially in 1995 which has put pressure on net interest margin. However, these rates have stabilized for the moment. This provided us an opportunity to match rate sensitive assets with rate sensitive liabilities before any new rate trend develops.

         Asset quality improved slightly since the end of 1995 with classified loans at 1.25% of total loans at the end of the first quarter compared with 1.99% at December 31, 1995.

         The allowance for possible loan losses decreased $30,000 from $1,283,000 at December 31, 1995 to $1,253,000 at March 31, 1996 after no recoveries and losses of $30,000 for the first quarter. The allowance for loan losses was 1.16% of gross loans at March 31, 1996 compared with 1.33% of gross loans at December 31, 1995. This is consistent with the Bank's peers.

         Overall capital adequacy remained stable during the quarter. Based upon the risk based capital requirements of risk based capital of 8.00%, Tier I capital of 4.00% and leverage ratio of 4.00%, the Bank was in excess of all of these minimum requirements. At March 31, 1996 the Bank had total risk based capital ratio of 10.89%, Tier I capital of 9.68% and a leverage ratio of 5.84%.

Part II--Other Information

         Item 6.  Exhibits and Reports of Form 8-K
                  --------------------------------

                      a.  Exhibits--None

                      b.  Reports on Form 8-K

                               There were no reports filed on Form 8-K for the three months ended March 31, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           ATCORP, INC.
                           ------------
                           (Registrant)





   May 15, 1996            (s) Marc L. Reitzes
                           ----------------------------------
Date                       Marc L. Reitzes
                           Chairman & Chief Executive Officer





   May 15, 1996            (s) Stewart A. Collin
                           ----------------------------------
Date                       Stewart A. Collins
                           Senior Vice President, Secretary/
                           Treasurer (Principal Accounting
                           Officer)