Form 10-Q
period 1996-06-30
ATCORP INC
filed 1996-08-14
CIK 840016

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1996
                               -------------
                                       OR

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________

Commission file number 33-24649
                       --------

                                  ATCORP, INC.
                                  ------------
             (Exact name of registrant as specified in its charter)

         NEW JERSEY                                        22-2911209
         ----------                                        ----------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                     ---  ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes____No____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                      Outstanding as of
                  Class                                June 30, 1996
                  ------                               -------------
Common Stock, par value $5.00 per share                  771,750

                          ATCORP, INC. AND SUBSIDIARIES

                                      INDEX





Part I:  Financial Information                                        Page

         Item 1:  Financial Statements:

                  Consolidated Balance Sheets -
                  June 30, 1996 (unaudited) and
                  December 31, 1995                                      3

                  Consolidated Statements of Income -
                  Three and Six Months Ended June 30, 1996
                  and 1995 (unaudited)                                   4

                  Consolidated Statements of Cash Flows -
                  Six Months Ended June 30, 1996
                  and 1995 (unaudited)                                   5

                  Notes to Consolidated Financial Statements
                  (unaudited)                                            6

         Item 2:  Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                          8

Part II:  Other Information

         Item 6:  Exhibits and Reports on Form 8-K                      15

         Signatures                                                     16

Part I -- Financial Information

                          ATCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (unaudited, in thousands)

                                                        June 30,       December 31,
            ASSETS                                        1996             1995
                                                          ----             ----

 CASH AND DUE FROM BANKS                               $   4,662        $   4,865
 FEDERAL FUNDS SOLD                                        6,920              775
 Interest-bearing deposits with other banks                1,414              124
 INVESTMENT SECURITIES
      Held to maturity (market value of
      $250 in 1996 and $250 in 1995)                         250              250
      Available for sale (cost of $70,622 in
      1996 and $49,266 in 1995)                           70,282           50,087
                                                       ---------        ---------
                                                          70,532           50,337
 LOANS HELD FOR SALE                                         470            1,467
 LOANS                                                   115,284           96,129
   Less-- Allowance for loan losses                       (1,356)          (1,283)
                                                       ---------        ---------
      Net loans                                          113,928           94,846
 Bank Premises & Equipment, net                            2,983            2,950
 Accrued Interest Receivable                               2,125            1,610
 Other Assets                                              1,179              801
                                                       ---------        ---------
           TOTAL ASSETS                                $ 204,213        $ 157,775
                                                       =========        =========

        LIABILITIES AND
      SHAREHOLDERS' EQUITY
 DEPOSITS
      Demand                                           $  22,134        $  19,812
      Interest-bearing demand                             66,386           46,355
      Savings                                             21,602           21,155
      Certificates of deposit over $100,000               18,019            8,495
      Other time deposits                                 58,227           49,477
                                                       ---------        ---------
           TOTAL DEPOSITS                                186,368          145,294
 Borrowed Funds                                            5,000             --
 Accrued Interest Payable                                  1,099              521
 Other Liabilities                                         1,294            1,492
                                                       ---------        ---------
           Total Liabilities                             193,761          147,307
 SHAREHOLDERS' EQUITY
      Preferred stock, $5 par value per share;
      1,000,000 shares authorized, none
      issued and outstanding                                --               --
      Common stock, $5 par value per share;
      2,000,000 shares authorized, 780,266
      issued and 771,750 outstanding in 1996
      and 1995                                             3,902            3,902
 ADDITIONAL PAID-IN CAPITAL                                3,804            3,804
 RETAINED EARNINGS                                         3,015            2,265
 NET UNREALIZED HOLDING GAIN
      (LOSS) ON SECURITIES                                  (224)             542
 TREASURY STOCK, at cost (8,516 shares)                      (45)             (45)
                                                       ---------        ---------
      Total shareholders' equity                          10,452           10,468
                                                       ---------        ---------
      Total liabilities and shareholders' equity       $ 204,213        $ 157,775
                                                       =========        =========

        The accompanying notes are an integral part of these statements.

                          ATCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)


                                                            Three Months Ended              Six Months Ended
                                                                 June 30,                        June 30,
                                                           1996           1995            1996            1995
                                                           ----           ----            ----            ----
INTEREST INCOME
  Interest and fees on loans                              $  2,573        $  1,962        $  4,955       $  3,659
  Interest on federal funds sold                                23              29              30            111
  Interest on interest-bearing deposits                          8               6              20              7
  Interest on investment securities-taxable                  1,097             537           1,949          1,035
  Interest on investment securities-tax exempt                  84              77             168            132
                                                        -----------    ------------    ------------    -----------
       Total interest income                                 3,785           2,611           7,122          4,944

INTEREST EXPENSE
  Interest on deposits                                       1,689           1,152           3,182          2,114
  Interest on other borrowed funds                             151             ---             247              5
                                                        -----------    ------------    ------------    -----------
       Total interest expense                                1,840           1,152           3,429          2,119
  Net interest income                                        1,945           1,459           3,693          2,825

PROVISION FOR LOAN LOSSES                                       43             ---              43             60
  Net interest income after provision for loan
   losses                                                    1,902           1,459           3,650          2,765

NONINTEREST OPERATING INCOME
  Service charges, commissions and fees                         94              98             219            207
  Securities gains (losses)                                    ---             147               2            111
  Other income                                                  35              52              92            114
                                                        -----------    ------------    ------------    -----------
       Total noninterest operating income                      129             297             313            432

NONINTEREST OPERATING EXPENSE
  Salaries and employee benefits                               688             617           1,410          1,229
  Occupancy expense                                            182             122             372            249
  Furniture and equipment expense                              132              85             256            166
  Professional fees                                             58              95             117            189
  F.D.I.C. assessment                                            1              57               1            114
  Other expense                                                389             318             775            603
                                                        -----------    ------------    ------------    -----------
      Total noninterest operating expense                    1,450           1,294           2,931          2,550

      Income before income taxes                               581             462           1,032            647
INCOME TAXES                                                   159             132             283            178
                                                        -----------    ------------    ------------    -----------

NET INCOME                                                 $   422         $   330         $   749        $   469
                                                        ===========    ============    ============    ===========

EARNINGS PER SHARE                                           $0.55           $0.43           $0.97          $0.61
                                                        ===========    ============    ============    ===========



        The accompanying notes are an integral part of these statements.

                          ATCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                   Six Months Ended
                                                                                       June 30,
                                                                                1996            1995
                                                                              --------        --------
                                                                                    (in thousands)
 CASH FLOW FROM OPERATING ACTIVITIES:
        Net income ....................................................       $    749        $    469
        Adjustments to reconcile net income to net
              cash provided by operating activities
                   Depreciation and amortization ......................            234             185
                   Provision for loan losses ..........................             43              60
                   Provision for ORE losses ...........................             17            --
                   Provision for deferred taxes .......................             22             127
                   Gain on sale of securities .........................             (2)           (111)
                   Gain on sale of SBA loans ..........................            (15)           --
                   Increase in accrued interest receivable ............           (515)           (104)
                   (Increase) decrease  in other assets ...............           (101)             65
                   Decrease in other liabilities ......................           (198)           (293)
                   Increase in interest payable .......................            578             162
                                                                              --------        --------
                   Total adjustments ..................................             63              91
                                                                              --------        --------

              Net cash provided by operating activities ...............            812             560
                                                                              --------        --------

 CASH FLOW FROM INVESTING ACTIVITIES:
                   (Increase) decrease in deposits with other banks ...         (1,290)             56
                   Purchases of investment securities .................        (27,718)        (20,140)
                   Proceeds from sales of securities available for sale          4,185          18,401
                   Proceeds from maturities of investments ............          2,180             836
                   Purchases of premises and equipment, net ...........           (267)           (435)
                   Net increase in loans ..............................        (19,125)        (15,198)
                   Proceeds from sale of SBA loans ....................          1,012            --
                   Proceeds from sale of other real estate owned ......             79            --
                                                                              --------        --------

              Net cash used in investing activities ...................        (40,944)        (16,480)
                                                                              --------        --------

 CASH FLOW FROM FINANCING ACTIVITIES:
                   Net increase (decrease) in savings and
                    demand deposit accounts ...........................         22,800            (227)
                   Net increase in time deposits ......................         18,274          14,986
                   Advances from Federal Home Loan Bank ...............          5,000            --
                                                                              --------        --------

              Net cash provided by financing activities ...............         46,074          14,759
                                                                              --------        --------

 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .................          5,942          (1,161)

 CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD ....................          5,640           9,474
                                                                              --------        --------

 CASH AND CASH EQUIVALENTS, AT END OF PERIOD ..........................       $ 11,582        $  8,313
                                                                              ========        ========


        The accompanying notes are an integral part of these statements.

NOTE A - Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared pursuant to the instructions to Form 10-Q and Rule 10-1 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. All adjustments made to the unaudited financial statements were of a normal recurring nature. Operating results for the three month and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended December 31, 1995.


NOTE B - Earnings Per Share

         Earnings per share are based upon the average number of shares outstanding and are adjusted retroactively for the stock dividend of 5 shares for every 100 shares held which was paid February 26, 1996. The average number of shares outstanding amounted to 771,750 in the three month and six month periods ended June 30, 1996 and June 30, 1995, respectively.


NOTE C - Statement No. 115 "Accounting for Certain Investments in Debt and
         Equity Securities"

         SFAS No. 115 requires that securities "available for sale" be carried at fair value with valuation adjustments (after tax) included in a separate component of shareholders' equity. Debt securities acquired as investments that are intended to be "held to maturity" are stated at cost adjusted for amortization of premiums and accretion of discounts using the level yield method. Realized securities gains and losses are recorded as they may occur.

         The amortized cost and estimated values of investment securities as of June 30, 1996 are as follows:

                                                     GROSS            GROSS            ESTIMATED
                                   AMORTIZED         UNREALIZED       UNREALIZED       MARKET
HELD TO MATURITY                   COST              GAINS            LOSSES           VALUE
- ---------------------------------------------------------------------------------------------------
Debt securities issued by foreign
         governments                     250              ---            ---          $     250
- ---------------------------------------------------------------------------------------------------
         TOTALS                    $     250         $    ---         $  ---          $     250


                                                     GROSS            GROSS             ESTIMATED
                                   AMORTIZED         UNREALIZED       UNREALIZED        MARKET
AVAILABLE FOR SALE                 COST              GAINS            LOSSES            VALUE
- ---------------------------------------------------------------------------------------------------
U.S. Treasury Securities           $  9,526          $    51          $    (3)        $  9,574
U.S. Agency Securities                8,301               20              (94)           8,227
Obligations of States &
   Political subdivisions             6,981               69              (18)           7,032
Corporate debt securities             4,329               50              (41)           4,338
Mortgage-backed securities           14,519               21             (216)          14,324
SBA Pools                            25,176               31             (222)          24,985
Equity securities                     1,790               12              ---            1,802
- ---------------------------------------------------------------------------------------------------
         TOTALS                    $ 70,622          $   254          $  (594)         $70,282

NOTE D - SUBSEQUENT EVENT

On July 18, 1996, with the approval of the Board of Directors, Atcorp, Inc. entered into an Agreement and Plan of Affiliation (the Agreement) with Susquehanna Bancshares, Inc. (Susquehanna). The agreement provides, among other things, that Susquehanna will acquire Atcorp, Inc. and its subsidiaries for approximately 771,750 shares of Susquehanna common stock, or one share of Susquehanna common stock for each Atcorp, Inc. fully diluted share. The acquisition is subject to federal and state regulatory approvals as well as approval of the shareholders of Atcorp, Inc. and other conditions including, among other things, the transaction qualifying for pooling-of-interests accounting.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following analysis by the management of the Company summarizes the significant changes in the results of operations presented in the consolidated statements of income for the three and six months ended June 30, 1996 and 1995, and presents an analysis of the financial condition of the Company at June 30, 1996. The financial statements and accompanying notes included in the Company's December 31, 1995 Annual Report on Form 10-K should be read in conjunction with this analysis.

Financial Condition

         Management believes that the financial condition of the Company has improved over the past year. Nonperforming assets have been reduced. The Bank continues to be well capitalized. Loan demand has continued strong but very rate competitive. The local economy continues to improve at a modest pace. Deposit rates increased substantially in 1995 which has put pressure on net interest margin. Interest margins have improved on an absolute basis as a result of asset and deposit growth from the branch expansion into Cherry Hill. However, rates paid have been higher in order to attract deposits recently which may result in reducing the interest spread.

         Asset quality improved since the end of 1995 with classified loans at 1.17% of total loans at the end of the first six months compared with 1.99% at December 31, 1995. Table 3 shows nonperforming assets decreased $619,000 from $1,554,000 at December 31, 1995 to $935,000 on June 30, 1996.

        The allowance for possible loan losses increased $73,000 from $1,283,000 at December 31, 1995 to $1,356,000 at June 30, 1996 after recoveries of $60,000, a provision of $43,000 and losses of $30,000 for the first six months. The allowance for loan losses was 1.18% of gross loans at June 30, 1996 compared with 1.33% of gross loans at December 31, 1995. Table 4 shows an analysis of the allowance and calculations based on period-end loans and leases net of the allowance. Management believes the reserve to be adequate. The Bank's mix of loans includes a substantial amount of guaranteed SBA loans. In addition, the portfolio includes a large percentage of construction loans to individuals for which permanent financing has been provided by others.

         Table 5 presents the interest rate sensitivity at June 30, 1996. The table indicates that we are negatively gapped both periodic and cumulative in the less than one year periods. If maturing rate sensitive assets exceed maturing rate sensitive liabilities, the financial institution is said to be asset sensitive or have a positive gap. In this case, interest rate changes will be reflected more rapidly in asset yields than in liability rates and, in a period of rising interest rates, net interest income will increase. Conversely, in a declining rate environment, net interest income would decrease. If a financial institution is liability sensitive, it is considered to have a negative gap as is the case for the Company and the Bank. In this case declining interest rates will produce higher net interest income. As mentioned above, if deposit rates increase faster than asset rates net interest margin will tighten.

         Overall capital adequacy remained stable during the quarter. Based upon the risk based capital requirements of risk based capital of 8.00%, Tier I capital of 4.00% and leverage ratio of 4.00%, the Bank was in excess of all of these minimum requirements. At June 30, 1996 the Bank had total risk based capital ratio of 10.55%, Tier I capital of 9.34% and a leverage ratio of 5.36%. Currently, the Company and the Bank are considered well-capitalized.

Results of Operations for the Three Months ended June 30, 1996 and 1995

         The majority of the Company income is generated from loans and investments or interest income. Deposits and borrowed funds which create interest expense are employed to make loans and fund investments. Table 1 presents average balances, taxable equivalent interest income and expenses and yields earned or paid on these assets and liabilities. In order to present taxable equivalent income, tax-exempt interest has been adjusted using a marginal tax rate of 35% to equate the yield to that of taxable rates. Net interest income as a percentage of the sum of net interest income and noninterest income was 97% and 90% for the second quarters ended June 30, 1996 and 1995, respectively and was 96% and 92% for the six months ended June 30, 1996 and 1995, respectively. This indicates that net income is more dependent on interest rate related assets and liabilities than fee income.

         Interest income increased $1,174,000 from $2,611,000 in the second quarter of 1995 to $3,785,000 in the second quarter of 1996 or 45%. This increase was a result of an increase in interest and fees on loans of $611,000 (31%), a decrease in interest on federal funds sold of $6,000, an increase in interest on deposits with other bank's of $2,000, an increase in interest on taxable securities of $560,000 (104%), and an increase in interest on tax-exempt securities of $7,000. The decrease in interest on Federal funds sold was the result of increased use of funds for loans and investments. Increases in investments and loans were from increased deposits from the branch expansion program and borrowed funds.

         Interest expense on deposits increased $537,000 from $1,152,000 in the second quarter of 1995 to $1,689,000 in the second quarter of 1996 or 47%. Interest expense on borrowed funds increased $151,000 during the second quarter of 1996 from none during the same period in 1995. The increase in interest on deposits in 1996 relates to growth in money manager accounts and certificates of deposit which have paid slightly higher rates than savings instruments and similar certificates offered locally. Net interest income increased $486,000 or 33% which is approximately 40% of the improvement in interest income which was offset by the higher cost of funds.

         The provision for loan losses increased $43,000 from the second quarter of 1995 as no provision was required in the second quarter of 1995. Although growth in the portfolio has been largely in SBA loans, the majority of which is guaranteed, normal loan growth in traditional products has begun to accelerate. In addition, the Bank experienced net recoveries in 1995 which is not expected under normal conditions. Management continues to review the Bank's loan portfolio and analyze the allowance for possible loan losses on a quarterly basis and believes that the allowance is adequate.

         Noninterest operating income decreased $168,000 or 57% from $297,000 in the second quarter of 1995 to $129,000 in the second quarter of 1996. Of this decrease, $4,000 represented a decrease in service charges, commissions and fees, $147,000 represented a decrease in gains from the sale of securities, and $17,000 represented a decrease in other income.

         Noninterest operating expense increased $156,000 from $1,294,000 in the second quarter of 1995 to $1,450,000 in the second quarter of 1996 or 12%. Salaries and benefits increased $71,000 from $617,000 in the second quarter of 1995 to $688,000 in the second quarter of 1996 or 12% which was due to an increase in staff for the new Cherry Hill office and normal salary increases for existing personnel which averaged approximately 4% over the past year. Occupancy expense increased $60,000 to $182,000 in the second quarter of 1996 from $122,000 in the second quarter of 1995 due to costs of Cherry Hill and increased maintenance costs. Furniture & equipment expense increased $47,000 from $85,000 in the second quarter of 1995 to $124,000 in 1996 as a result of depreciation on new furniture and equipment for Cherry Hill and Marlton together with increased maintenance of older equipment in operations and the branches. Professional fees decreased $37,000 as a result of fewer loan collection efforts. FDIC assessment decreased $56,000 as a result of the insurance fund becoming fully restored, Other expense increased $71,000 from $318,000 in the second quarter of 1995 to $389,000 in the second quarter of 1996. The major components of the increase in other expense were $17,000 in provision for other real estate losses for erosion of appraised values, $8,000 in advertising and public relations, $8,000 in advisory fees for network and consulting projects, $11,000 in stationery and supplies representing increased paper costs and volume, $8,000 in processing costs at correspondents, $7,000 in dues, memberships and subscriptions reflecting costs that increase with asset size, and $7,000 in postage costs as well as small increases in many other categories, many of which increase with growth in assets.

         With the improved net interest margin, and decreased noninterest income and also increases in noninterest operating expense, income before income taxes increased $119,000 or 26% from $462,000 in the second quarter of 1995 to $581,000 in the second quarter of 1996.

         The Company's provision for Federal and State income taxes for the quarter is approximately 27% of income before taxes which is lower than the statutory rate as a result of tax exempt income.

         Net income for the second quarter of 1996 was $422,000 compared with $330,000 for the second quarter of 1995. Expressed on a per share basis, the Company earned $0.55 per share in the second quarter of 1996 compared with earnings of $0.43 per share in the second quarter of 1995.


Results of Operations for the First Six Months Ended June 30, 1996 and 1995

Interest income increased $2,178,000 or 44% from $4,944,000 in the first half of 1995 to $7,122,000 in the first six months of 1996. Interest income increased in all categories except federal funds sold as funds were invested in higher yielding loans and investment securities.

Interest expense increased $1,310,000 or 62% from $2,119,000 in the first six months of 1995 to $3,429,000 in the first six months of 1996. Interest expense increased at a higher rate than interest income as new deposits were concentrated in higher cost money manager accounts and certificates of deposit reflecting competitive conditions.

As a result of the increased interest income and expense, net interest income improved $868,000 or 31% from $2,825,000 in the first six months of 1995 to $3,693,000 in the first six months of 1996. The provision for possible loan losses decreased $17,000 from $60,000 in the first half of 1995 to $43,000 in the first six months of 1996. This combined with the increase in net interest income produced an improvement in net interest margin of $885,000 or 32%.

Noninterest income decreased $119,000 or 28% from $432,000 in the first six months of 1995 to $313,000 in the first six months of 1996. This was the result of a reduction in securities gains of $109,000 from $111,000 in the first half of 1995 to $2,000 in the first six months of 1996 and a decrease in other income of $22,000 in 1996.

Noninterest expense increased $381,000 or 15% from $2,550,000 in the first six months of 1995 to $2,931,000 in the first six months of 1996. The increase in this category was made up of increases in salaries and benefits of $181,000, occupancy expense of $123,000, furniture and equipment expense of $90,000 and other expense of $172,000. These increases were partially offset by decreases in professional fees of $72,000 and FDIC Assessment of $113,000. The increase in salaries and benefits reflected staffing for the Cherry Hill office which opened in July of 1995 as well as normal increases in wages and benefits for the remaining staff. Increases in occupancy and furniture and equipment also reflected added costs for the Cherry Hill office as well as higher than normal winter snow removal costs and maintenance of both buildings and equipment. Other operating expenses showing large increases were advertising of $34,000, FRB processing of $14,000, advisory services of $25,000, office supplies of $15,000, EDP supplies of $23,000, postage of $12,000, travel & entertainment of $9,000 and telephone of $10,000. All of these items were impacted by the Bank's growth.

Income before income taxes increased $385,000 from $647,000 in the first six months of 1995 to $1,032,000 in the first six months of 1996 or an improvement of 60%. Income taxes increased $105,000 or 59% to $283,000 in the first six months of 1996. Net income improved $280,000 (60%) to $749,000 in the first six months of 1996.

Earnings per share increased $0.36 from $0.61 per share in the first six months of 1995 to $0.97 per share in the first half of 1996.

Atcorp, Inc. and subsidiaries

TABLE 1 - DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY INTEREST RATES AND INTEREST DIFFERENTIAL - TAX EQUIVALENT BASIS

                                    For the quarter ended              For the quarter ended
(In thousands)                          June 30, 1996                      June 30, 1995
                                   Average                         Average
                                   Balance   Interest   Rate(%)    Balance   Interest   Rate(%)
                                --------------------------------------------------------------
ASSETS
Short-term investments           $   2,290   $    31      5.41% $   2,378    $    35     5.89%
Investment securities
    Taxable                         64,193     1,097      6.84%    32,156        537     6.68%
    Tax-advantaged                   7,042       129      7.34%     6,889        118     6.88%
                                ---------------------------------------------------------------
    Total investment securities     71,235     1,226      6.89%    39,045        655     6.71%
Loans and leases, (net):
    Taxable                        109,473     2,565      9.37%    78,340      1,943     9.92%
    Tax-advantaged                     498        12      9.89%     1,261         29     9.27%
                                ---------------------------------------------------------------
    Total loans and leases         109,971     2,577      9.37%    79,601      1,972     9.91%
                                ---------------------------------------------------------------
Total interest-earning assets      183,496     3,835      8.36%   121,024      2,663     8.80%
Allowance for loan and lease
losses                              (1,296)                        (1,219)
Other non-earning assets            11,007                          8,192
                                -----------                     ----------
    Total assets                  $193,207                       $127,997
LIABILITIES
Deposits:
    Interest-bearing demand         49,841       449      3.60%    25,953        240     3.70%
    Savings                         21,354       168      3.15%    23,671        199     3.36%
    Time                            85,157     1,072      5.04%    51,914        713     5.49%
Short-term borrowings                5,937       151     10.17%        21          0        0%
                                ---------------------------------------------------------------
Total interest-bearing
liabilities                        162,289     1,840      4.54%   101,559      1,152     4.54%

Demand deposits                     19,400                         17,142
Other liabilities                    1,398                            429
                                -----------                     ----------
    Total liabilities              183,087                        119,130
Stockholders' equity                10,120                          8,867
                                -----------                     ----------

    Total liabilities and
      equity                      $193,207                       $127,997

Net interest income/yield on
average earning assets                        $1,995      4.13%               $1,511     4.72%
                                           ---------------------          ---------------------

                          [RESTUBBED FROM ABOVE TABLE]

                                  For the Six Month Period Ended     For the Six Month Period Ended
(In thousands)                             June 30, 1996                      June 30, 1995
                                 Average                         Average
                                 Balance    Interest  Rate (%)   Balance   Interest   Rate (%)
                                ----------------------------------------------------------------
ASSETS
Short-term investments          $    2,261   $     50     4.42% $    4,187  $    118      5.64%
Investment securities
    Taxable                         58,023      1,949     6.72%     31,556     1,035      6.56%
    Tax-advantaged                   7,032        258     7.35%      5,704       203      7.12%
                                ----------------------------------------------------------------
    Total investment securities     65,055      2,207     6.79%     37,260     1,238      6.65%
Loans and leases, (net):
    Taxable                        105,725      4,937     9.34%     75,955     3,619      9.53%
    Tax-advantaged                     578         28     9.58%      1,234        62      9.97%

                                ----------------------------------------------------------------
    Total loans and leases         106,303      4,965     9.34%     77,189     3,681      9.54%
                                ----------------------------------------------------------------
Total interest-earning assets      173,619     $7,222     8.32%    118,636     5,037      8.49%
Allowance for loan and lease
losses                             (1,284)                         (1,200)
Other non-earning assets            10,605                           7,634
                                -----------                     -----------
    Total assets                  $182,940                        $125,070
LIABILITIES
Deposits:
    Interest-bearing demand         48,141        896     3.72%     24,797       421      3.40%
    Savings                         21,242        336     3.16%     25,088       416      3.32%
    Time                            76,222      1,950     5.12%     48,499     1,277      5.27%
Short-term borrowings                5,746        247     8.60%        161         5      6.21%
                                ----------------------------------------------------------------
Total interest-bearing             151,351      3,429     4.53%     98,545     2,119      4.30%
liabilities

Demand deposits                     20,628                          16,883
Other liabilities                      604                             769
                                -----------                     -----------
    Total liabilities              173,403                         116,197
Stockholders' equity                10,357                           8,873
                                -----------
                                                                -----------
    Total liabilities and         $182,940                        $125,070
      equity
                                                                -----------
Net interest income/yield on
average earning assets                        $3,793     4.13%               $2,918      4.67%
                                           ---------------------           ---------------------


- --------------------------------------------------------------------------------
For purposes of calculating loan yields, the average loan volume includes non-accrual loans. For purposes of calculating yields on non-taxable interest income, the taxable equivalent adjustment is made to equate non-taxable interest on the same basis as taxable interest. The marginal tax rate is 35%.

Atcorp, Inc. and subsidiaries

TABLE 2 - STATEMENTS OF CHANGES IN INCOME AND EXPENSES

                                                         Three months ended                       Six months ended
                                                      June 30, 1996 compared                   June 30, 1996 compared
                                                         to June 30, 1995                         to June 30, 1995

(In thousands)                                  Average Volumes      Income/Expense      Average Volumes       Income/Expense
                                              -------------------------------------------------------------------------------------
ASSETS                                         $               %     $            %      $              %    $               %
                                              -------------------------------------------------------------------------------------

Loans and leases                               30,370     38.15%     605     30.68%      29,114     37.72%    1,284      34.88%
Investments                                    32,190     82.44%     571     87.18%      27,795     74.60%      969      78.27%
Short-term investments                            (88)    (3.70)%     (4)   (11.43)%     (1,926)   (46.00)%     (68)    (57.63)%
                                               =================================================================================
    Total                                      62,472     51.62%   1,172     44.01%      54,983     46.35%    2,185      43.38%
                                               =================================================================================

LIABILITIES

Interest-bearing demand                       23,888     92.04%     209     87.08%      23,344     94.14%      475     112.82%
Savings                                        (2,317)    (9.78)%    (31)   (15.57)%     (3,846)   (15.33)%     (80)    (19.23)%
Time                                           33,243     64.03%     359     50.35%      27,723     57.16%      673      52.70%
Short-term borrowings                           5,916       n/a      151    151.00%       5,585       n/a       242        n/a
                                               =================================================================================
    Total                                      60,730     59.80%     688     59.72%      52,806     52.75%    1,310      61.62%
                                               =================================================================================
Net interest income                                                  486     33.31%                             868      30.73%
Provision for loan and lease losses                                   43    143.00%                             (17)   (28.33)%
                                                                    ---------------                            ----------------

Net interest income after provision for
loan and lease losses                                                443     30.36%                             885      32.01%
Investment security gains/losses                                    (147) (100.00)%                            (109)   (98.20)%
Other operating income                                               (21)  (14.00)%                             (10)    (3.11)%
                                                                    ---------------                            ----------------

Income before operating expenses                                     275     14.17%                             766      24.21%

Salaries and employee benefits                                        71     11.51%                             181      14.73%
Net occupancy and equipment                                          107     51.69%                             213      51.32%
Other operating expense                                              (22)   (4.68)%                             (13)    (1.43)%
                                                                    ---------------                            ----------------
Total operating expenses                                             156     12.06%                             381      14.94%

Income before income taxes                                           119     25.76%                             385      59.51%
Provision for income taxes                                            27     20.45%                             105      58.99%
                                                                    ---------------                            ----------------

Net income                                                            92     27.88%                             280      59.70%
                                                                     ==============                            ================

Atcorp, Inc. and subsidiaries

TABLE 3 - RISK ASSETS
(Dollars in thousands)

                                                           June 30,    December 31,    June 30,
                                                             1996          1995          1995
Nonperforming assets:
    Nonaccrual loans and leases                            $  567        $1,090        $1,320
    Restructured accrual loans                               --
    Other real estate owned                                   368           464            38
                                                           -----------------------------------
Total nonperforming assets                                 $  935        $1,554        $1,358

As a percent  of  period-end  loans and  leases  and
other real estate owned                                     0.811%        1.617%        1.587%

Loans and leases  contractually past due 90 days and
still accruing                                             $   75        $   52        $  210



TABLE 4 - ALLOWANCE FOR LOAN AND LEASE LOSSES
(Dollars in thousands)

                                                          Three months ended June 30,          Six months ended June 30,
                                                             1996              1995             1996              1995
                                                           ---------------------------------------------------------------

Balance - Beginning of period                              $   1,253        $   1,215         $   1,283         $   1,152

     Additions charged to operating expense                       43             --                  43                60
                                                           ---------------------------------------------------------------
                                                               1,296            1,215             1,326             1,212

     Charge-offs                                                --                 (8)              (30)              (10)
     Recoveries                                                   60               33                60                38
                                                           ---------------------------------------------------------------
         Net charge-offs                                          60               25                30                28

Balance - End of period                                    $   1,356        $   1,240         $   1,356         $   1,240

Net  charge-offs  as a percent of average  loans and
leases (annualized)                                            0.055%           0.031%            0.029%            0.037%

Allowance  as a  percent  of  period-end  loans  and
leases                                                         1.176%           1.449%            1.176%            1.449%

Average loans and leases                                   $ 109,971        $  81,194         $ 104,902         $  75,989

 Period-end loans and leases                               $ 115,284        $  85,596         $ 115,284         $  85,596

Atcorp, Inc. and subsidiaries

TABLE 5 CONSOLIDATED INTEREST RATE SENSITIVITY

AS OF JUNE 30, 1996

(In thousands)
                                                          1 - 90        91 - 180     181 - 365        1 year
                                                           days           days          days          or more       TOTAL
ASSETS
    Short-term investments                               $  8,334                                                 $   8,334
    Investment securities                                  27,764          2,228         3,461         37,079        70,532
    Loans and leases, net of unearned income*              41,756          4,686         3,235         66,975       116,652
                                                      ----------------------------------------------------------------------
        Total                                            $ 77,854     $    6,914    $    6,696       $104,054      $195,518

LIABILITIES
    Deposits:
        Interest-bearing demand                          $ 66,386                                                  $ 66,386
        Savings                                            21,602                                                    21,602
        Time                                               17,769         17,665        18,884          3,909        58,227
        Time in denominations of $100 or more               7,118          4,202         6,598            101        18,019
    Short-term borrowings                                   5,000                                                     5,000
                                                      ----------------------------------------------------------------------
        Total                                            $117,875     $   21,867    $   25,482     $    4,010      $169,234

INTEREST SENSITIVITY GAP:

        Periodic                                        $(40,021)      $(14,953)     $(18,786)       $100,044       $26,284
        Cumulative                                                     $(54,974)     $(73,760)      $  26,284

CUMULATIVE GAP AS A PERCENTAGE OF EARNING ASSETS          -20.5%         -28.1%        -37.7%          13.4%

*Does not include nonaccruing loans and leases.

Part II--Other Information

         Item 6.  Exhibits and Reports on Form 8-K

                           a.  Exhibits--None

                           b.  Reports on Form 8-K

                                    There were no reports filed on Form 8-K for the three months ended June 30, 1996.

                                    On July 30, 1996, the Company filed a
                                    Current Report on Form 8-K describing its execution on July 18, 1996 of an agreement to be acquired by Susquehanna Bancshares, Inc. A copy of such agreement was filed as an exhibit to the Form 8-K.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ATCORP, INC.
                                  (Registrant)





   August 14, 1996                         (s) Marc L. Reitzes
- -----------------------                    -------------------------------
         Date                              Marc L. Reitzes
                                           Chairman & Chief Executive Officer



   August 14, 1996                         (s) Stewart A. Collins
- -----------------------                    -------------------------------
         Date                              Stewart A. Collins
                                           Senior Vice President, Secretary/
                                           Treasurer (Principal Accounting
                                           Officer)