Form 10-Q
period 1996-09-30
ATCORP INC
filed 1996-11-15
CIK 840016

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30,1996
                               -----------------

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
Yes   No
   ---  ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       Outstanding as of
                  Class                                September 30, 1996
                  ------                               ------------------
Common Stock, par value $5.00 per share                     771,750

                          ATCORP, INC. AND SUBSIDIARIES

                                      INDEX





Part I:  Financial Information                                         Page

         Item 1:  Financial Statements:

                  Consolidated Balance Sheets -
                  September 30, 1996 (unaudited) and
                  December 31, 1995                                       3

                  Consolidated Statements of Income -
                  Three and Nine Months Ended September 30, 1996
                  and 1995 (unaudited)                                    4

                  Consolidated Statements of Cash Flows -
                  Nine Months Ended September 30, 1996
                  and 1995 (unaudited)                                    5

                  Notes to Consolidated Financial Statements
                  (unaudited)                                             6

         Item 2:  Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                           7

Part II:  Other Information

         Item 6:  Exhibits and Reports on Form 8-K                       18

         Signatures                                                      19

         Exhibit 27 - Financial Data Schedule                            20

Part I -- Financial Information

                          ATCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (unaudited, in thousands)

                                                                          September 30,            December 31,
                       ASSETS                                                 1996                      1995
                                                                         --------------            -------------
CASH AND DUE FROM BANKS                                                     $   6,691               $   4,865
FEDERAL FUNDS SOLD                                                                 --                     775
Interest-bearing deposits with other banks                                      2,570                     124
INVESTMENT SECURITIES
  Held to maturity (market value of
  $250 in 1996 and $250 in 1995)                                                  250                     250
  Available for sale (cost of $69,171 in
  1996 and $49,266 in 1995)                                                    68,754                  50,087
                                                                          -----------             -----------
                                                                               69,004                  50,337
LOANS HELD FOR SALE                                                               470                   1,467
LOANS                                                                         126,534                  96,129
  Less-- Allowance for loan losses                                             (1,389)                 (1,283)
                                                                          -----------             -----------
         Net loans                                                            125,145                  94,846
Bank Premises & Equipment, net                                                  3,234                   2,950
Accrued Interest Receivable                                                     1,921                   1,610
Other Assets                                                                    1,200                     801
                                                                          -----------             -----------
               TOTAL ASSETS                                                 $ 210,235               $ 157,775
                                                                          ===========             ===========

               LIABILITIES AND
             SHAREHOLDERS'EQUITY
DEPOSITS
  Demand                                                                    $  20,443               $  19,812
  Interest-bearing demand                                                      55,475                  46,355
  Savings                                                                      21,167                  21,155
  Certificates of deposit over $1 00,000                                       31,481                   8,495
  Other time deposits                                                          53,574                  49,477
                                                                          -----------             -----------
              TOTAL DEPOSITS                                                  182,140                 145,294
Borrowed Funds                                                                 14,700                      --
Accrued Interest Payable                                                        1,099                     521
Other Liabilities                                                               1,708                   1,492
                                                                          -----------             -----------
                 Total Liabilities                                            199,647                 147,307
SHAREHOLDERS'EQUITY
  Preferred stock, $5 par value per share;
  1,000,000 shares authorized, none
  issued and outstanding                                                           --                      --
  Common stock, $5 par value per share;
  2,000,000 shares authorized, 780,266
  issued and 771,750 outstanding in 1996
  and 1995                                                                      3,902                   3,902
ADDITIONAL PAID-IN CAPITAL                                                      3,804                   3,804
RETAINED EARNINGS                                                               3,202                   2,265
NET UNREALIZED HOLDING GAIN
  (LOSS) ON SECURITIES                                                           (275)                    542
TREASURY STOCK, at cost (8,516 shares)                                            (45)                    (45)
                                                                          -----------             -----------
  Total shareholders' equity                                                   10,588                  10,468
                                                                          -----------             -----------
  Total liabilities and shareholders'equity                                 $ 210,235               $ 157,775
                                                                          ===========             ===========


        The accompanying notes are an integral part of these statements.

                          ATCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)


                                                             Three Months Ended              Nine Months Ended
                                                                 September 30,                 September 30,
                                                             1996           1995            1996           1995
                                                             ----           ----            ----           ----
INTEREST INCOME
  Interest and fees on loans                              $  2,728        $  2,151        $  7,683       $  5,810
  Interest on federal funds sold                                 7              13              37            124
  Interest on interest-bearing deposits                         15               7              35             14
  Interest on investment securities-taxable                  1,023             532           2,972          1,567
  Interest on investment securities-tax exempt                  80              89             248            221
                                                        -----------    ------------    ------------    -----------
       Total interest income                                 3,853           2,792          10,975          7,736

INTEREST EXPENSE
  Interest on deposits                                       1,745           1,283           5,018          3,397
  Interest on other borrowed funds                             133              24             289             29
                                                        -----------    ------------    ------------    -----------
       Total interest expense                                1,878           1,307           5,307          3,426
  Net interest income                                        1,975           1,485           5,668          4,310

PROVISION FOR LOAN LOSSES                                       60             ---             103             60
  Net interest income after provision for loan
   losses                                                    1,915           1,485           5,565          4,250

NONINTEREST OPERATING INCOME
  Service charges, commissions and fees                         97             130             316            337
  Securities gains (losses)                                     17               5              19            116
  Other income                                                  29              28             121            142
                                                        -----------    ------------    ------------    -----------
       Total noninterest operating income                      143             163             456            595

NONINTEREST OPERATING EXPENSE
  Salaries and employee benefits                               869             668           2,279          1,897
  Occupancy expense                                            180             149             552            398
  Furniture and equipment expense                              133             100             389            266
  Professional fees                                            196              54             313            243
  F.D.I.C. assessment                                          ---              (5)              1            109
  Other expense                                                367             307           1,142            910
                                                        -----------    ------------    ------------    -----------
      Total noninterest operating expense                    1,745           1,273           4,676          3,823

      Income before income taxes                               313             375           1,345          1,022
INCOME TAXES                                                   127              83             410            261
                                                        -----------    ------------    ------------    -----------

NET INCOME                                                 $   186         $   292         $   935        $   761
                                                        ===========    ============    ============    ===========

EARNINGS PER SHARE                                           $0.24           $0.38           $1.21          $0.99
                                                        ===========    ============    ============    ===========

                                                                               4

        The accompanying notes are an integral part of these statements.

                          ATCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                             Nine Months Ended
                                                                                              September 30,
                                                                                      1996                  1995
                                                                                    ---------             --------
                                                                                              (in thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
       Net income ...............................................................       $935                   $761
       Adjustments to reconcile net income to net
             cash provided by operating activities
                  Depreciation and amortization...................................       540                    303
                  Provision for loan losses.......................................       106                    153
                  Provision for ORE losses........................................        17                    ---
                  Provision for deferred taxes....................................        89                     90
                  Gain on sale of securities......................................       (19)                  (116)
                  Gain on sale of SBA loans.......................................       (21)                   ---
                  Increase in accrued interest receivable.........................      (305)                  (260)
                  (Increase) decrease  in other assets............................      (474)                    56
                  Decrease in other liabilities...................................       310                    549
                  Increase in interest payable....................................       578                    284
                                                                                  -----------            ----------
                  Total adjustments...............................................       821                  1,059
                                                                                  -----------            ----------

             Net cash provided by operating activities............................     1,756                  1,820
                                                                                  ----------             ----------

CASH FLOW FROM INVESTING ACTIVITIES:
                  Increase in deposits with other banks...........................    (1,477)                   (62)
                  Purchases of investment securities..............................   (31,951)               (27,461)
                  Proceeds from sales of securities available for sale............     6,468                  2,748
                  Proceeds from maturities of investments.........................     4,818                 18,401
                  Purchases of premises and equipment, net........................      (640)                  (948)
                  Net increase in loans...........................................   (30,374)               (22,699)
                  Proceeds from sale of SBA loans.................................     1,012                    ---
                  (Increase) decrease in other real estate owned..................        79                   (236)
                                                                                  -----------            -----------

             Net cash used in investing activities................................   (52,065)               (30,256)
                                                                                  -----------            -----------

CASH FLOW FROM FINANCING ACTIVITIES:
                  Net increase in savings and
                   demand deposit accounts........................................     9,577                  6,953
                  Net increase in time deposits...................................    27,083                 15,715
                  Advances from Federal Home Loan Bank............................    14,700                    ---
                                                                                  ----------             ----------

             Net cash provided by financing activities............................    51,360                 22,668
                                                                                  -----------            ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..............................     1,051                 (5,768)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD.................................     5,640                  9,475
                                                                                  -----------            ----------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD.......................................    $6,691                 $3,707
                                                                                  ===========            ==========


        The accompanying notes are an integral part of these statements.

NOTE A - Basis of Presentation

         The accompanying unaudited consolidated financial statements of Atcorp, Inc.have been prepared pursuant to the instructions to Form 10-Q and Rule 10-1 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. All adjustments made to the unaudited financial statements were of a normal recurring nature. Operating results for the three month and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended December 31, 1995.

NOTE B - Earnings Per Share

         Earnings per share are based upon the average number of shares outstanding and are adjusted retroactively for the stock dividend of 5 shares for every 100 shares held which was paid February 26, 1996. The average number of shares outstanding amounted to 771,750 in the three month and nine month periods ended September 30, 1996 and September 30, 1995, respectively.

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

         The amortized cost and estimated values of investment securities as of September 30, 1996 are as follows:

                                                                       GROSS            GROSS            ESTIMATED
                                                     AMORTIZED         UNREALIZED       UNREALIZED       MARKET
                  HELD TO MATURITY                   COST              GAINS            LOSSES           VALUE
                  ---------------------------------------------------------------------------------------------------
                  Debt securities issued by foreign
                           governments                     250              ---            ---            $     250
                  ---------------------------------------------------------------------------------------------------
                            TOTALS                    $    250          $   ---        $   ---            $     250


                                                                       GROSS            GROSS             ESTIMATED
                                                     AMORTIZED         UNREALIZED       UNREALIZED        MARKET
                  AVAILABLE FOR SALE                 COST              GAINS            LOSSES            VALUE
                  ---------------------------------------------------------------------------------------------------
                  U.S. Treasury Securities           $  6,517           $    49        $    ---           $  6,566
                  U.S. Agency Securities               11,425                30             (47)            11,408
                  Obligations of States &
                     Political subdivisions             6,815                82              (9)             6,888
                  Corporate debt securities             3,580                36             (30)             3,586
                  Mortgage-backed securities           14,389                15            (362)            14,042
                  SBA Pools                            23,807                27            (220)            23,614
                  Equity securities                     2,638                12             ---              2,650
                  ---------------------------------------------------------------------------------------------------
                            TOTALS                    $69,171           $   251        $   (668)          $ 68,754

NOTE D - SUBSEQUENT EVENTS

1. On July 16, 1996, the Board of Directors of Atcorp, Inc. resolved to pay a total of $420,000 to certain officers of Atcorp, Inc. and Equity National Bank as bonuses. Such amount will be accrued in 1996.

2. On July 18, 1996, with the approval of the Board of Directors, Atcorp, Inc.
(AI) entered into an Agreement and Plan of Affiliation (the Agreement) with Susquehanna Bancshares, Inc. (Susquehanna). The agreement provides, among other things, that Susquehanna will acquire Atcorp, Inc. and its subsidiaries for approximately 771,750 shares of Susquehanna common stock, or one share of Susquehanna common stock for each Atcorp, Inc. fully diluted share. The acquisition is subject to federal and state regulatory approvals as well as approval of the shareholders of Atcorp, Inc. at a special meeting to be held December 18, 1996 and other conditions including, among other things, the transaction qualifying for pooling-of-interests accounting.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion and analysis summarizes the significant changes in results of operations presented in the consolidated statements of income for the three and nine months ended September 30, 1996 and 1995, and presents the financial condition of the Company at September 30, 1996. The consolidated financial statements and accompanying notes included in the Company's December 31, 1995 Annual Report on Form 10-K should be read in conjunction with this analysis.

Liquidity and Capital Resources

         Liquidity involves the Company's and Equity National Bank its wholly-owned subsidiary (the "Bank") ability to meet both present and future cash needs. The degree of liquidity in the Bank's assets should be sufficient to meet the cash flow requirements of customers requesting credit and depositors withdrawing funds. A bank's liquidity stems from deposit growth, scheduled loan payments, and the bank's ability to raise funds in financial markets such as the Federal Funds Market, the Federal Reserve Discount Window and from activities in the equity markets. In November 1995 the Bank became a stockholder in the Federal Home Loan Bank of New York. This provides the Bank with several additional methods of funding loans and investments at attractive rates. In addition, liquidity comes from the Bank's cash position, short term investments and investment securities available for sale and, of course, current earnings.

         The Bank's liquid assets, consisting of cash, federal funds sold, investments maturing within one year, interest and noninterest bearing balances due from banks (including the Federal Reserve Bank of Philadelphia), were $14,991,000 at September 30, 1996, $12,065,000 at December 31, 1995 and
$15,424,000 at December 31, 1994. Liquid assets represented 7.13%, 7.65% and 13.0% of total assets at September 30, 1996 and December 31, 1995 and 1994, respectively.

         Management believes that liquidity is being maintained at adequate levels, particularly in light of the Bank's large amount of core deposits. Additionally, the Bank increased its portfolio of securities available for sale to $68,754,000 at September 30, 1996. These securities serve as a potential additional source of liquidity and include securities that management may employ as part of its asset/liability management strategy and may be sold in response to changes in interest rates or other factors.

         All commercial banks are required to calculate risk based capital ratios to determine if they have adequate capital. At September 30, 1996 the Bank was in excess of the minimum requirements of 8.00% for risk based capital, 4.00% for Tier 1 capital and 4.00% for the leverage ratio. The Bank had total risk based capital of 10.07%, Tier 1 capital ratio of 8.91% and leverage ratio of 5.33% at September 30, 1996.

Sources of Funds

         The effect of liabilities on liquidity is much more difficult to quantify. Liquidity is enhanced by a stable core deposit base and the ability of the Bank to renew maturing deposits. The ability to attract deposits and borrow funds depends in large measure on continued interest rate competitiveness, profitability, capitalization and overall financial condition of the Bank. The following table sets forth information regarding the average amount of and the average rate paid on certain deposit categories for the periods indicated.

                           Nine months ended September 30,                              Year ended December 31,
                           -------------------------------            -------------------------------------------------------------
                                    1996               1995                   1995               1994                  1993
                                    ----               ----                   ----               ----                  ----
                           Average    Average    Average    Average   Average    Average   Average    Average   Average    Average
                           Amount       Rate      Amount     Rate      Amount     Rate      Amount     Rate      Amount     Rate
                         ----------------------------------------------------------------------------------------------------------
Savings deposits            21,294      3.15%     24,181     3.33%     23,490     3.27%     34,612     3.27%     27,776     3.33%
Other interest-bearing
  demand deposits           52,653      3.64%     27,389     3.62%     31,088     3.82%     20,223     2.53%     18,645     2.31%
Time deposits               76,441      5.37%     50,522     5.41%     52,591     5.43%     25,958     4.25%     24,046     4.50%
                         ----------------------------------------------------------------------------------------------------------
   Total                  $150,388      4.45%   $102,092     4.44%   $107,169     4.47%   $ 80,793     3.40%   $ 70,467     3.46%

                                                                               7

         Deposits in the Bank as of the dates indicated, were represented by various types of accounts described below.

(Dollars in thousands)                               September 30, 1996                 December 31, 1995
                                                     ------------------                 -----------------
                                                                 Percentage                              Percentage
                                                   Amount       of Deposits                 Amount      of Deposits
                                          ---------------- -----------------      ----------------- ----------------
Type of Account

Checking accounts                               $  20,443            11.16%              $  19,812           13.59%
Statement Savings and passbook                     21,167            11.55%                 21,155           14.51%
Money fund accounts                                55,475            30.27%                 46,355           31.79%
                                          ---------------- -----------------      ----------------- ----------------
  Total checking and savings                       97,085            52.98%                 87,322           59.89%

Certificates of deposit
Original maturities under 1 year                   77,302            42.19%                 49,011           33.61%
Original maturities 12 to 60 months                 1,294             0.71%                  3,425            2.35%
IRA and Keogh accounts                              6,459             3.52%                  5,536            3.80%
                                          ---------------- -----------------      ----------------- ----------------
  Total certificates                               85,055            46.42%                 57,972           39.76%

Accrued interest payable                            1,099             0.60%                    521            0.36%
                                          ---------------- -----------------      ----------------- ----------------
  Total                                          $183,239           100.00%               $145,815          100.00%
                                          ---------------- -----------------      ----------------- ----------------

         The following table summarizes the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of the periods indicated. The Bank had savings accounts of $100,000 or more of $2,078,000 at September 30, 1996 and $2,081,000 at December 31, 1995.

         (Dollars in thousands)
                                                      September 30, 1996          December 31, 1995
                                                      --------------------      ----------------------
         Maturity Period

         Three months or less                                    $ 21,916                      $1,835
         Over three through six months                              7,428                       2,957
         Over six through twelve months                             1,735                       3,462
         Over twelve months                                           402                         241
                                                      --------------------      ----------------------
             Total                                                $31,481                      $8,495
                                                      --------------------      ----------------------

As indicated in the above table, jumbo certificates of deposit have become a more significant source of funds to the Bank as they represent 17.28% of total deposits at September 30, 1996 compared with 5.85% at the end of 1995.

Borrowings of Atcorp, Inc.

         The Company's total borrowings increased to $14,700,000 at September 30, 1996 from none at December 31, 1996. All of the borrowings were arranged by the Bank in the normal course of business. The Bank borrows from the Federal Home Loan Bank of New York, correspondent banks and the Federal Reserve Bank of Philadelphia. Certain information relating to short-term borrowings from these various sources is as follows:

                                                    Nine months
(Dollars in thousands)                          ended September 30,                Year Ended December 31,
                                                -------------------                -----------------------
                                                 1996         1995             1995         1994        1993
                                             -----------------------         ---------------------------------
End of period outstanding                        $14,700     $     0         $       0    $      0    $      0

Maximum outstanding at any
month-end                                         14,700       5,172             5,172       2,720           0

Approximate average month-end amounts
outstanding                                        6,500         662               500         433         575

Interest expense                                     289          29                30          19          15

Approximate weighted average rate during
period (calculated based on average
month-end amounts)(1)                              5.93%       5.84%             6.00%       4.39%       2.61%

Weighted average rate at period-end                5.87%       6.31%             0.00%       0.00%       0.00%

(1) Amounts for the nine month periods are annualized



         The Bank had the following commitments at the dates indicated:

(Dollars in thousands)
                                     September 30,               December 31,
                                         1996                       1995
                                   ---------------            -----------------

Undisbursed construction loans            $ 17,055                     $  4,348
Available home equity loans                  3,007                        2,997
Loan originations                            3,116                        3,184
Commercial lines of credit                  17,048                       14,787
                                   ---------------            -----------------
    Total                                  $40,226                      $25,316

These commitments are covered by present liquidity and cash flow from monthly loan repayments, growth anticipated in deposits and, from temporary borrowed funds.

Interest Rate Sensitivity

         A positive gap in a short-term category (under one year), during periods of rising rates, should add to net interest income, and in periods of falling interest rates, net interest income will be reduced. When the short-term gap is negative, rising interest rates should cause a reduction in net interest income, and falling rates should lead to an increase in net interest income. The following table indicates interest rate sensitivity of the Company at September 30, 1996:

As of September 30, 1996 (In thousands)
                                                         1 - 90       91 - 180     181 - 365       1 year
                                                          days          days          days        or more        TOTAL
ASSETS
    Short-term investments                               $   2,570                                                $  2,570
    Investment securities                                   25,050         2,311         1,497        40,146        69,004
    Loans and leases, net of unearned income*               43,316         5,040         4,465        73,293       126,114
                                                         ------------------------------------------------------------------
        Total                                            $  70,936    $    7,351    $    5,962      $113,439      $197,688

LIABILITIES
    Deposits:
        Interest-bearing demand                          $  55,475                                                $ 55,475
        Savings                                             21,167                                                  21,167
        Time                                                19,710        14,217        15,834         3,813        53,574
        Time in denominations of $100 or more               21,916         7,428         1,735           402        31,481
    Short-term borrowings                                    9,700         5,000                                    14,700
                                                         ------------------------------------------------------------------
        Total                                            $ 127,968    $   26,645    $   17,569      $  4,215      $176,397

INTEREST SENSITIVITY GAP:

        Periodic                                         $ (57,032)   $  (19,294)   $  (11,607)     $109,224      $ 21,291
        Cumulative                                                    $  (76,326)   $  (87,933)     $ 21,291

CUMULATIVE GAP AS A PERCENTAGE OF EARNING ASSETS             -28.8%        -38.6%        -44.5%         10.8%


*Does not include nonaccruing loans and leases.

         The above table indicates that the Company has a negative gap in the immediately adjustable, one to 90 days, 91 to 180 days and 181 days to 365 days and a positive gap in the over one year time period. Management regularly monitors the maturity structure of the Bank's assets and liabilities in order to measure its level of interest rate risk and plan for future volatility. Management will continue to emphasize the maintenance of adequate liquidity levels utilizing a balanced relationship between earning assets and interest paying liabilities, including supplementary borrowings, reflecting maturity and rate sensitivity. The Bank will offer, from time to time, competitive deposit instruments to aid in the matching of rates and terms with asset maturities and rates.


Financial Condition of The Company

         Management believes that the financial condition of the Company has improved over the past year. Nonperforming assets have been reduced. The Bank continues to be well capitalized. Loan demand has continued strong but very rate competitive. The local economy continues to improve at a modest pace. Deposit rates increased substantially in 1995 which has put pressure on net interest margin. Interest margins have improved on an absolute basis as a result of asset and deposit growth from the branch expansion into Cherry Hill. However, rates paid have been higher recently in order to attract deposits which has resulted and will continue to result in reducing the interest spread. The Bank's new Moorestown office opened in October 1996 and offices in Audubon and Cinnaminson are expected to open in December 1996. Core deposits acquired at these new offices should reduce the dependence on jumbo certificates of deposit which should reduce the cost of funds and improve net interest margin.

         Asset quality improved since the end of 1995 with classified loans at 1.23% of total loans at the end of the nine months ended September 30, 1996 compared with 1.99% at December 31, 1995. The following table shows nonperforming assets decreased $296,000 from $1,554,000 at December 31, 1995 to $1,258,000 on September 30, 1996.

Risk Assets
(Dollars in thousands)
                                                                       September 30,       December 31,        September 30,
                                                                           1996                1995                1995
                                                                    ------------------------------------------------------------
Nonperforming assets:
    Nonaccrual loans and leases                                                $890             $1,090               $1,142
    Restructured accrual loans                                                  ---
    Other real estate owned                                                     368                464                  275
                                                                    ------------------------------------------------------------
Total nonperforming assets                                                   $1,258             $1,554               $1,417

As a percent  of  period-end  loans and  leases  and
other real estate owned                                                       0.991%             1.617%               1.505%

Loans and leases  contractually past due 90 days and
still accruing                                                                  $96                $52                 $161


Investment Activities

         The Bank has been expanding its branch system and has leveraged its capital and increased its investments and loans to provide additional income in order to offset start-up costs of new branches. A large portion of the increase has been invested in SBA loans and pools and Farmers Home loans of which the principal is guaranteed. This limits credit risk to those loans made in the Bank's trade area. The following table indicates the composition of the investment portfolio as of the indicated dates:

(Dollars in thousands)
                                                     September 30, 1996                 December 31, 1995
                                                     ------------------                 -----------------
                                                                       ESTIMATED                          ESTIMATED
                                                     AMORTIZED         MARKET            AMORTIZED        MARKET
                  HELD TO MATURITY                   COST              VALUE             COST             VALUE
                  ---------------------------------------------------------------------------------------------------
                  Debt securities issued by foreign
                           governments                    250             250              250           $   250
                  ---------------------------------------------------------------------------------------------------
                           TOTALS                    $    250          $  250           $  250           $   250


                                                                       ESTIMATED                          ESTIMATED
                                                     AMORTIZED         MARKET           AMORTIZED         MARKET
                  AVAILABLE FOR SALE                 COST              VALUE            COST              VALUE
                  ---------------------------------------------------------------------------------------------------
                  U.S. Treasury Securities           $  6,517          $ 6,566          $10,343          $10,547
                  U.S. Agency Securities               11,425           11,408           10,298           10,527
                  Obligations of States &
                     Political subdivisions             6,815            6,888            7,009            7,153
                  Corporate debt securities             3,580            3,586            4,835            4,988
                  Mortgage-backed securities           14,389           14,042            3,992            4,008
                  SBA Pools                            23,807           23,614           12,149           12,212
                  Equity securities                     2,638            2,650              640              652
                  ---------------------------------------------------------------------------------------------------
                           TOTALS                    $ 69,171          $68,754          $49,266          $50,087

Rate/Volume Analysis


                           Nine Months Ended September 30,       Year Ended December 31,            Year Ended December 31,
                           1996 compared to 1995                 1995 compared to 1994              1994 compared to 1993
(Dollars in thousands)      Increase(decrease) due to:           Increase(decrease) due to:         Increase(decrease) due to:
                             Volume      Rate       NET         Volume      Rate       NET          Volume     Rate       NET
                           -------------------------------    -------------------------------     ------------------------------
Interest income:
  Loans and leases            $2,095   $  (239)    $1,856        $1,570     $  316    $1,886        $  668    $  (306)   $  362
  Investment securities        1,427        20      1,447           557        275       832           407        (24)      383
  Short-term investments         (46)      (20)       (66)           32         34        66           (73)        56       (17)
                           -------------------------------    -------------------------------     ------------------------------
Total interest income          3,476      (239)     3,237         2,159        625     2,784         1,002       (274)     $728

Interest Expense:
  Interest-bearing demand        690         4        694           347        330       677            38         42        80
  Savings accounts               (70)      (31)      (101)         (363)         0      (363)          224        (17)      207
  Time deposits                1,043       (15)     1,028         1,372        381     1,753            84        (61)       23
  Short-term borrowings          260         0        260             3          8        11            (4)         8         4
                           -------------------------------    -------------------------------     ------------------------------
Total interest expense         1,923       (42)     1,881         1,359        719     2,078           342        (28)      314

Net interest income           $1,553    $ (197)    $1,356        $  800     $  (94)   $  706        $  660    $  (246)    $ 414

Results of Operations for the Three Months ended September 30, 1996 and 1995

         The majority of the Company's income is generated from loans and investments or interest income. Deposits and borrowed funds which create interest expense are employed to make loans and fund investments. Table 1 presents average balances, taxable equivalent interest income and expenses and yields earned or paid on these assets and liabilities. In order to present taxable equivalent income, tax-exempt interest has been adjusted using a marginal tax rate of 35% to equate the yield to that of taxable rates. Net interest income as a percentage of the sum of net interest income and noninterest income was 93% and 90% for the three months ended September 30, 1996 and 1995, respectively and was 92% and 88% for the nine months ended September 30, 1996 and 1995, respectively. This indicates that net income is more dependent on interest rate related assets and liabilities than fee income.

         Interest income increased $1,061,000 from $2,792,000 in the third quarter of 1995 to $3,853,000 in the three months ended September 30, 1996 or 38%. This increase was a result of an increase in interest and fees on loans of $577,000 (27%), a decrease in interest on federal funds sold of $6,000, an increase in interest on deposits with other bank's of $8,000, an increase in interest on taxable securities of $491,000 (92%), and a decrease in interest on tax-exempt securities of $9,000. The decrease in interest on Federal funds sold was the result of increased use of funds for loans and investments. Increases in investments and loans were from increased deposits from the branch expansion program and borrowed funds.

         Interest expense on deposits increased $462,000 from $1,283,000 in the three months ended September 30, 1995 to $1,745,000 in the corresponding period in 1996 or 36%. Interest expense on borrowed funds increased $109,000 during the three months ended September 30, 1996 from $24,000 during the same period in 1995. The increase in interest on deposits in 1996 relates to growth in money manager accounts and certificates of deposit which have paid slightly higher rates than savings instruments and similar certificates offered locally. Net interest income increased $490,000 or 33% from the three months ended September 30, 1995.

         The provision for loan losses increased $60,000 from the three months ended September 30, 1995 as no provision was required in that period. Although growth in the portfolio had been largely in SBA loans in earlier periods, the majority of which is guaranteed, growth in traditional products has begun to accelerate. In addition, the Bank experienced net recoveries in 1995 which is not expected under normal conditions. Management continues to review the Bank's loan portfolio and analyze the allowance for possible loan losses on a quarterly basis and believes that the allowance is adequate.

         Noninterest operating income decreased $20,000 or 12% from $163,000 in the three months ended September 30, 1995 to $143,000 in the corresponding period in 1996. Of this decrease, $33,000 represented a decrease in service charges, commissions and fees, $12,000 represented an increase in gains from the sale of securities, and $1,000 represented an increase in other income.

         Noninterest operating expense increased $472,000 from $1,273,000 in the three months ended September 30, 1995 to $1,745,000 in the corresponding period in 1996 or 37%. Salaries and benefits increased $201,000 from $668,000 in the three months ended September 30, 1995 to $869,000 in the corresponding period in 1996 or 30% which was due to an increase in staff for the Cherry Hill office, new Moorestown office and other departments to support the Bank's growth. In addition, normal salary increases for existing personnel averaged approximately 4% over the past year. Occupancy expense increased $31,000 to $180,000 in the three months ended September 30, 1996 from $149,000 in the corresponding period in 1995 due to costs of Cherry Hill and increased maintenance costs. Furniture & equipment expense increased $33,000 from $100,000 in the three months ended September 30, 1995 to $133,000 in 1996 as a result of depreciation on new furniture and equipment for Cherry Hill and Marlton together with increased maintenance of older equipment in operations and the branches. Professional fees increased $142,000 as a result of expenses related to the proposed acquisition. Other expense increased $60,000 from $307,000 in the three months ended September 30, 1995 to $367,000 in the corresponding period in 1996. The major components of the increase in other expense were $9,000 in Federal Reserve Bank processing as a result of the increased volume of check processing, $8,000 in disposal of obsolete equipment, $7,000 in credit reports as a result of increased loan volume, $7,000 in data processing services for software maintenance and platform automation, $6,000 in costs associted with foreclosed properties, $6,000 in membership fees incrreases based upon the increased size of the Bank and a number of smaller increases which relate to the Bank's growth.

         With the improved net interest income, and decreased noninterest income and also increases in noninterest operating expense, income before income taxes decreased $62,000 or 17% from $375,000 in the three months ended September 30, 1995 to $313,000 in the corresponding period in 1996.

         The Company's provision for Federal and State income taxes is approximately 30% of income before taxes which is lower than the statutory rate as a result of tax exempt income.

         Net income for the third quarter of 1996 was $186,000 compared with $292,000 for the third quarter of 1995. Expressed on a per share basis, the Company earned $0.24 per share in the third quarter of 1996 compared with earnings of $0.38 per share in the third quarter of 1995.


Results of Operations for the Nine Months Ended September 30, 1996 and 1995

Interest income increased $3,239,000 or 42% from $7,736,000 in the first nine months of 1995 to $10,975,000 in the first nine months of 1996. Interest income increased in all categories except federal funds sold as funds were invested in higher yielding loans and investment securities.

Interest expense increased $1,881,000 or 55% from $3,426,000 in the first nine months of 1995 to $5,307,000 in the first nine months of 1996. Interest expense increased at a higher rate than interest income as new deposits were concentrated in higher cost money manager accounts and certificates of deposit reflecting competitive conditions.

As a result of the increased interest income and expense, net interest income improved $1,358,000 or 32% from $4,310,000 in the first nine months of 1995 to $5,668,000 in the first nine months of 1996. The provision for possible loan losses increased $43,000 from $60,000 in the first nine months of 1995 to $103,000 in the first nine months of 1996. This combined with the increase in net interest income produced an improvement in net interest income after provision for loan losses of $1,315,000 or 31%.

Noninterest income decreased $139,000 or 23% from $595,000 in the first nine months of 1995 to $456,000 in the first nine months of 1996. This was the result of reductions in securities gains of $97,000, service charges of $21,000 and other income of $21,000 in the first nine months of 1996.

Noninterest expense increased $853,000 or 22% from $3,823,000 in the first nine months of 1995 to $4,676,000 in the first nine months of 1996. The increase in this category was made up of increases in salaries and benefits of $382,000, occupancy expense of $154,000, furniture and equipment expense of $123,000, professional fees of $70,000 and other expense of $232,000. These increases were partially offset by a decrease in FDIC Assessment of $108,000. The increase in salaries and benefits reflected staffing for the Cherry Hill office which opened in July of 1995 and Moorestown office which opened in October 1996 as well as normal increases in wages and benefits for the remaining staff. Increases in occupancy and furniture and equipment also reflected added costs for the Cherry Hill office as well as higher than normal winter snow removal costs and maintenance of both buildings and equipment. Other operating expenses showing significant increases were advertising of $35,000, FRB processing of $23,000, advisory services of $26,000, office supplies of $12,000, EDP supplies of $28,000, postage of $16,000, travel & entertainment of $11,000 and telephone of $12,000. All of these items were impacted by the Bank's growth. In addition, provisions for other real estate losses of $17,000, increased other operating costs.

Income before income taxes increased $323,000 from $1,022,000 in the first nine months of 1995 to $1,345,000 in the first nine months of 1996 or an improvement of 32%. Income taxes increased $149,000 or 57% to $410,000 in the first nine months of 1996. Net income improved $174,000 (23%) to $935,000 in the first nine months of 1996.

Earnings per share increased $0.23 from $0.99 per share in the first nine months of 1995 to $1.21 per share in the first nine months of 1996.

Atcorp, Inc. and subsidiaries

TABLE 1 - DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY INTEREST RATES AND INTEREST DIFFERENTIAL - TAX EQUIVALENT BASIS

                                    For the quarter ended              For the quarter ended       For the Nine Month Period Ended
(In thousands)                      September 30, 1996                 September 30, 1995          September 30, 1996
                                   Average                         Average                        Average
                                   Balance  Interest    Rate(%)    Balance   Interest   Rate(%)   Balance    Interest  Rate (%)
                                -------------------------------------------------------------------------------------------------
ASSETS
Short-term investments            $  1,545   $    22      5.70%  $  1,448    $    20     5.52%   $  2,022   $     72     4.75%
Investment securities
    Taxable                         62,784     1,023      6.52%    33,787        532     6.30%     58,618      2,972     6.65%
    Tax-advantaged                   6,722       123      7.32%     6,354        137     8.62%      6,923        382     7.36%
                                -------------------------------------------------------------------------------------------------
    Total investment securities     69,506     1,146      6.60%    40,141        669     6.67%     66,541      3,354     6.72%
Loans and leases, (net):
    Taxable                        120,575     2,722      9.03%    88,888      2,135     9.61%    112,180      7,659     9.10%
    Tax-advantaged                     361         9      9.97%     1,018         25     9.82%        511         37     9.65%
                                -------------------------------------------------------------------------------------------------
    Total loans and leases         120,936     2,731      9.03%    89,906      2,160     9.61%    112,691      7,696     9.11%
                                -------------------------------------------------------------------------------------------------
Total interest-earning assets      191,987     3,899      8.12%   131,495      2,849     8.67%    181,254    $11,122     8.18%
Allowance  for loan  and  lease
losses                              (1,369)                        (1,271)                         (1,313)
Other non-earning assets             9,612                          8,748                           9,178
                                -----------                     ----------                     -----------
    Total assets                  $200,230                       $138,972                        $189,119
LIABILITIES
Deposits:
    Interest-bearing demand         61,340       541      3.53%    32,619        321     3.94%     52,653      1,437     3.64%
    Savings                         21,398       168      3.14%    22,351        189     3.38%     21,294        503     3.15%
    Time                            76,984     1,036      5.38%    54,707        773     5.65%     76,441      3,078     5.37%
Short-term borrowings                9,580       133      5.55%     1,639         24     5.86%      6,500        289     5.93%
                                -------------------------------------------------------------------------------------------------
Total interest-bearing             169,302     1,878      4.44%   111,316      1,307     4.70%    156,888      5,307     4.51%
liabilities

Demand deposits                     19,217                         17,325                          18,996
Other liabilities                    1,431                          1,115                           3,061
                                -----------                     ----------                     -----------
    Total liabilities              189,950                        129,756                         178,945
Stockholders' equity                10,280                          9,216                          10,174
                                -----------                     ----------                     -----------
    Total liabilities and equity  $200,230                       $138,972                        $189,119
Net interest income/yield  on
average earning assets                        $2,021      4.04%               $1,542     4.44%                $5,815     4.28%
                                           ---------------------          ---------------------           ---------------------


                                 [BROKEN TABLE]




                                          For the Nine Month Period Ended
                                          September 30, 1995
                                       Average
                                       Balance   Interest   Rate (%)
                                       ------------------------------
ASSETS
Short-term investments                 $  3,244  $    138      5.67%
Investment securities
    Taxable                              31,997     1,567      6.53%
    Tax-advantaged                        6,220       340      7.29%
                                       ------------------------------
    Total investment securities          38,217     1,907      6.65%
Loans and leases, (net):
    Taxable                              80,599     5,754      9.52%
    Tax-advantaged                        1,234        86      9.29%
                                       ------------------------------
    Total loans and leases               81,833     5,840      9.52%
                                       ------------------------------
Total interest-earning assets           123,294     7,885      8.53%
Allowance  for loan  and  lease
losses                                   (1,223)
Other non-earning assets                  7,557
                                       --------
    Total assets                       $129,628
LIABILITIES
Deposits:
    Interest-bearing demand              27,389       743      3.62%
    Savings                              24,181       604      3.33%
    Time                                 50,522     2,050      5.41%
Short-term borrowings                       662        29      5.84%
                                       ------------------------------
Total interest-bearing                  102,754     3,426      4.45%
liabilities

Demand deposits                          16,854
Other liabilities                         1,119
                                       --------
    Total liabilities                   120,727
Stockholders' equity                      8,901
                                       --------
    Total liabilities and equity       $129,628
                                       --------
Net  interest  income/yield  on
average earning assets
                                                   $4,459      4.82%
                                                   -----------------


For purposes of calculating loan yields, the average loan volume includes non-accrual loans. For purposes of calculating yields on non-taxable interest income, the taxable equivalent adjustment is made to equate non-taxable interest on the same basis as taxable interest. The marginal tax rate is 35%.

Atcorp, Inc. and subsidiaries

TABLE 2 - STATEMENTS OF CHANGES IN INCOME AND EXPENSES

                                                     Three months ended                          Nine months ended
                                                  September 30, 1996 compared                 September 30, 1996 compared
                                                     to September 30, 1995                      to September 30, 1995

(In thousands)                      Average Volumes            Income/Expense         Average Volumes           Income/Expense
                                    ----------------------------------------------------------------------------------------------
ASSETS                               $            %           $           %            $           %           $           %
                                    ----------------------------------------------------------------------------------------------
Loans and leases                     31,030       34.51%         571      26.44%       30,858      37.71%       1,856      31.78%
Investments                          29,365       73.15%         477      71.30%       28,324      74.11%       1,447      75.88%
Short-term investments                   97      (6.70)%           2      10.00%       (1,222)   (37.67)%         (66)   (47.83)%
                                    ==============================================================================================
    Total                            60,492       46.00%       1,050      36.86%       57,960      47.01%       3,237      41.05%
                                    ==============================================================================================

LIABILITIES

Interest-bearing demand              28,721       88.05%         220      68.54%       25,264      92.24%         694      93.41%
Savings                                (953)     (4.26)%         (21)   (11.11)%       (2,887)   (11.94)%        (101)   (16.72)%
Time                                 22,277       40.72%         263      34.02%       25,919      51.30%       1,028      50.15%
Short-term borrowings                 7,941          n/a         109        n/a%        5,838         n/a         260         n/a
                                    ==============================================================================================
    Total                            57,986       52.09%         571      43.69%       54,134      52.68%       1,881      54.90%
                                    ==============================================================================================
Net interest income                                              479      30.41%                                1,356      30.41%
Provision for loan and lease                                      60     160.00%                                   43      71.67%
losses                                                    -----------------------                          -----------------------
Net interest income after provision
for loan and lease losses                                        419      28.22%                                1,313      30.89%
Investment security gains/losses                                  12     240.00%                                  (97)   (83.60)%
Other operating income                                           (32)   (20.25)%                                  (42)    (8.77)%
                                                          -----------------------                          -----------------------

Income before operating expenses                                 399      24.21%                                1,174      24.23%

Salaries and employee benefits                                   201      30.09%                                  382      20.14%
Net occupancy and equipment                                       64      25.70%                                  277      41.72%
Other operating expense                                          207      58.15%                                  194      15.37%
                                                          -----------------------                          -----------------------
Total operating expenses                                         472      37.08%                                  853      22.31%

Income before income taxes                                       (62)   (16.53)%                                  321      31.41%
Provision for income taxes                                        44      53.01%                                  149      57.09%
                                                          -----------------------                          -----------------------

Net income                                                       106      36.30%                                  172      22.60%
                                                          =======================                          =======================

                                                                              16

TABLE 3 - ALLOWANCE FOR LOAN AND LEASE LOSSES
(Dollars in thousands)

                                                                 Nine months ended
                                                                    September 30,
                                                            1996               1995
                                                        ----------------------------------
Balance - Beginning of period                                    $1,283             $1,152

     Additions charged to operating expense                         103                 60
                                                        ----------------------------------
                                                                  1,386              1,212

     Charge-offs                                                    (57)               (37)
     Recoveries                                                      60                130
                                                        ----------------------------------
         Net charge-offs                                              3                 93

Balance - End of period                                          $1,389             $1,305

Net charge-offs as a percent of average loans and
leases (annualized)                                               0.003%             0.114%

Allowance as a percent of period-end loans and
leases                                                            1.094%             1.386%

Average loans and leases                                       $112,691            $81,833

Period-end loans and leases                                    $127,004            $94,159

                                                                              17

Part II--Other Information

         Item 6.  Exhibits and Reports on Form 8-K

                           a.  Exhibits

                                    27.   Financial Data Schedule

                           b.  Reports on Form 8-K

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


                                  ATCORP, INC.
                                  ------------
                                  (Registrant)





   November 14, 1996                      (s) Marc L. Reitzes
---------------------------               ------------------------------------
         Date                             Marc L. Reitzes
                                          Chairman & Chief Executive Officer





   November 14, 1996                       (s) Stewart A. Collins
----------------------------               -----------------------------------
         Date                              Stewart A. Collins
                                           Senior Vice President, Secretary/
                                           Treasurer (Principal Accounting
                                           Officer)